Form 10-Q
period 2023-03-31
Ares Acquisition Corp II
filed 2023-06-02
CIK 1853138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No.  001-41691
ARES ACQUISITION CORPORATION II
(Exact name of Registrant as specified in its charter)

Cayman Islands	001-41691	98-1592112
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)
245 Park Avenue, 44th Floor, New York, NY 10167
(Address of principal executive office) (Zip Code)
(310) 201-4100
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	AACT.U	New York Stock Exchange
Class A Ordinary Shares included as part of the units	AACT	New York Stock Exchange
Redeemable warrants, included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	AACT WS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company.” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒	Smaller Reporting Company	☒	Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐
As of May 30, 2023, 50,000,000 Class A ordinary shares, par value $0.0001, and 12,937,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.
1

ARES ACQUISITION CORPORATION II
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ARES ACQUISITION CORPORATION II
CONDENSED BALANCE SHEETS

	As of March 31,	As of December 31,
	2023	2022
	(Unaudited)
Assets
Current Assets:
Prepaid expenses	$900	$1,200
Total current assets	900	1,200
Deferred offering costs	841,880	511,395
Total assets	$842,780	$512,595

Liabilities and shareholder’s equity
Current liabilities:
Accrued offering costs	$489,836	$270,391
Promissory note - related party	344,283	233,243
Total liabilities	834,119	503,634

Commitments and contingencies
Shareholder’s equity
Preference shares, $0.0001 par value; 99,990,000 shares authorized(1); none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized(1); none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 900,000,000 shares authorized(1); 12,937,500 shares issued and outstanding(2)	1,294	1,294
Additional paid-in capital	23,706	23,706
Accumulated deficit	(16,339)	(16,039)
Total shareholder’s equity	8,661	8,961
Total liabilities and shareholder’s equity	$842,780	$512,595

(1) On April 20, 2023, the Company increased the authorized share capital of the Company. All shares have been retroactively restated to reflect such increase (see Note 7).
(2) Includes up to 437,500 Class B ordinary shares that were subject to forfeiture if the remaining over-allotment option was not exercised in full or in part by the underwriters (see Note 6). All share and per share amounts have been retroactively restated to reflect the share surrender and share recapitalizations (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2023	2022
Formation costs	$300	$1,751
Net loss	$(300)	$(1,751)

Weighted average shares outstanding, basic and diluted(1)	11,250,000	11,250,000

Basic and diluted net loss per share	$(0.00)	$(0.00)

(1) Excludes an aggregate of up to 1,687,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). All share and per share amounts have been retroactively restated to reflect the share surrender and share recapitalizations (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
(UNAUDITED)

	For the three months ended March 31, 2023
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Shares(1)	Amount
Balance as at December 31, 2022(1)	12,937,500	$1,294	$23,706	$(16,039)	$8,961
Net loss	—	—	—	(300)	(300)
Balance as at March 31, 2023	12,937,500	$1,294	$23,706	$(16,339)	$8,661

	For the three months ended March 31, 2022
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Shares(1)	Amount
Balance as at December 31, 2021(1)	12,937,500	$1,294	$23,706	$(12,497)	$12,503
Net loss	—	—	—	(1,751)	(1,751)
Balance as at March 31, 2022	12,937,500	$1,294	$23,706	$(14,248)	$10,752

(1) Includes up to 437,500 Class B ordinary shares that were subject to forfeiture if the remaining over-allotment option was not exercised in full or in part by the underwriters (see Note 6). All share and per share amounts have been retroactively restated to reflect the share surrender and share recapitalizations (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(300)	$(1,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through promissory note - related party	300	1,751
Net cash used in operating activities	—	—

Net change in cash	—	—
Cash – beginning of period	—	—
Cash – end of period	$—	$—

Supplemental disclosure of non-cash activities
Deferred offering costs included in accrued offering costs	$219,445	$(1,646)
Deferred offering costs paid by Sponsor through promissory note	$111,040	$15,827

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION

Ares Acquisition Corporation II (the “Company”) was incorporated as a Cayman Islands exempted company on March 15, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company anticipates it will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on April 20, 2023. On April 25, 2023, the Company consummated its Initial Public Offering of 50,000,000 units (the “Units” and, with respect to the shares Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, including 5,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, which is discussed in Note 3, generating gross proceeds of $500,000,000, and incurring offering costs of $28,452,534, of which $17,500,000 was for deferred underwriting commissions (see Note 5). Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”).

Simultaneously with the closing of the Initial Public Offering: (i) the Company consummated the sale of 14,300,000 warrants (the “Private Placement Warrants”), including 1,000,000 additional Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $14,300,000, in a private placement to Ares Acquisition Holdings II LP, a Cayman Islands exempted limited partnership (the “Sponsor”) and (ii) the Sponsor extended to the Company a non-interest bearing promissory note of $4,500,000 (the “Base Overfunding Loan”) and an additional non-interest bearing promissory note of $500,000 (the “Over-allotment Overfunding Loan”) in connection with the sale of the Over-Allotment Units, for which both loans are collectively referred to as the “Overfunding Loans”, for a total outstanding balance of $5,000,000 (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $505,000,000 ($10.10 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement and the Overfunding Loans were placed in a trust account (“Trust Account”) located in the United States and invested solely in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the consummation of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to convert their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and net of taxes paid or payable, if any). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination only if it obtains the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of ordinary shares who attend and vote at a shareholder meeting. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 4), and the Sponsor and the Company’s officers and directors have agreed to vote any Public Shares acquired in or after the Initial Public Offering in favor of a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or abstain from voting on the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct conversion pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from converting its shares with respect to more than an aggregate of 15% or more of the Public Shares sold in the Initial Public Offering, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors have agreed (i) to waive their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination and (ii) not to propose an amendment to (a) modify the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete a Business Combination by the Combination Period (as defined below) or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company has until April 25, 2025 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable and up to $100,000 of interest income to pay liquidation expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or the Company’s officers or directors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

distribution will be less than the Initial Public Offering price per Unit ($10.00).
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below (i) $10.10 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all material vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management has evaluated the impact of persistent inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the conflict in Ukraine and the surrounding region, and has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

Liquidity and Capital Resources

The Company’s liquidity needs as of March 31, 2023 have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares and a loan of $344,283 from the Sponsor pursuant to the Promissory Note (see Note 4).

Following the closing of the Initial Public Offering as described above, the Company has approximately $3,400,000 in its operating bank account immediately after the offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may provide the Company with Working Capital Loans (see Note 4).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on May 2, 2023 and April 24, 2023, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging.” For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the statements of operations each reporting period. The classification of

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.

The Company will account for the Public Warrants and the Private Placement Warrants in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that were charged to shareholder’s equity upon the completion of the Initial Public Offering on April 25, 2023.

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares at March 31, 2023 and December 31, 2022, were reduced for the effect of an aggregate of 1,687,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised, in full or in part, by the underwriters (see Note 6). At March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition. As of March 31, 2023 and December 31, 2022, the Company did not have cash held in any accounts at a financial institution.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3. INITIAL PUBLIC OFFERING

Public Units

On April 25, 2023, the Company consummated its Initial Public Offering of 50,000,000 Units, including 5,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $500,000,000, and incurring offering costs of $28,452,534, of which $17,500,000 was for deferred underwriting commissions (see Note 5). Each Unit consists of one Class A ordinary share and one-half of one Public Warrant.

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue Class A ordinary shares upon exercise of a warrant unless the Class A ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company will use its commercially reasonable efforts to cause the registration statement to become effective within 60 business days after the closing of its initial business combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement provided that if its Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

• in whole and not in part;

• at a price of $0.01 per warrant;

• upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder; and

• if, and only if, the closing price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

In addition, if (i) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (iii) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants (Note 4) are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis, be non-redeemable and be entitled to registration rights.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

4. RELATED PARTY TRANSACTIONS

Founder Shares

On March 19, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of the Company’s Class B ordinary shares (the “Founder Shares”). Through March 31, 2023, the Company effectuated a share surrender and share recapitalizations resulting in the Sponsor holding an aggregate of 12,937,500, which would represent 20% of the outstanding shares upon completion of the offering. The Sponsor agreed to forfeit up to 1,687,500 Founder Shares to the extent that the underwriters’ over-allotment option was not exercised in full so that the Founder Shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On April 25, 2023, the underwriters partially exercised the over-allotment option to purchase 5,000,000 Units; thus, 1,250,000 Founder Shares were no longer subject to forfeiture. The Class B ordinary shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 6.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares (except to certain permitted transferees) until the earlier of (i) one year after the date of the consummation of a Business Combination, or (ii) subsequent to the consummation of a Business Combination, (a) if the last reported sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (b) subsequent to a Business Combination, the date on which the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note

On March 19, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Promissory Note”). On February 8, 2023, the Company amended the Promissory Note with an effective date as of December 31, 2021 to increase the principal up to $400,000. The Promissory Note was non-interest bearing, unsecured and payable upon the completion of the Initial Public Offering. As of March 31, 2023 and December 31, 2022, there were $344,283 and $233,243, respectively, outstanding under the Promissory Note. On April 25, 2023, in connection with the closing of the Initial Public Offering, the total balance of $366,781 of the Promissory Note was fully repaid to the Sponsor and borrowings under the Promissory Note are no longer available.

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering on April 25, 2023, the Company consummated the Private Placement of 14,300,000 Private Placement Warrants, including 1,000,000 additional Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $14,300,000 in a private placement to the Sponsor. Each Private Placement Warrant is exercisable to purchase one share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares, and the Private Placement Warrants may expire worthless.

Overfunding Loans

Concurrently with the closing of the Initial Public Offering on April 25, 2023, the Sponsor extended the Base Overfunding Loan in the amount of $4,500,000 to the Company. On April 25, 2023, simultaneously with the sale of the Over-Allotment Units, the Sponsor further extended the Over-allotment Overfunding Loan in the amount of $500,000 to the Company, for an aggregate outstanding principal amount of $5,000,000. The Overfunding Loans will be repaid upon the closing of the initial Business Combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination thereof), at the Sponsor’s discretion, which warrants will be identical to the Private Placement Warrants. The Overfunding Loans are being extended in order to ensure that the amount in the Trust Account is $10.10 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Overfunding Loans from amounts held in the Trust Account, however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Service Fee

On April 20, 2023, the Company has agreed to pay the Sponsor, or an affiliate of the Sponsor, a monthly fee of $16,667 for office space, utilities, secretarial support and administrative services. This arrangement will terminate upon completion of a Business Combination or the distribution of the Trust Account to the public shareholders.

Advisory Agreement

On April 20, 2023, the Company engaged Ares Management Capital Markets LLC, an affiliate of the Company’s Sponsor, to provide consulting and advisory services to the Company in connection with the Initial Public Offering and the initial Business Combination. Ares Management Capital Markets LLC received an advisory fee of $2,000,000, paid upon the closing of the Initial Public Offering, and will receive a deferred advisory fee of $3,500,000, payable solely in the event that the Company completes the initial Business Combination. The fees are reimbursed from a portion of the fees paid to the underwriters.

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Private Placement Warrants that may be issued upon conversion of Working Capital Loans and Overfunding Loans (and the Class A ordinary shares underlying such warrants) will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company, subject to certain limitations. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 6,750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On April 25, 2023, the underwriters partially exercised their over-allotment option for an additional 5,000,000 Units.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $10,000,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred underwriting commissions of $0.35 per Unit, or $17,500,000 in the aggregate. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

6. SHAREHOLDER'S EQUITY

Preference Shares — The Company is authorized to issue 99,990,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 9,000,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 900,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. At March 31, 2023 and December 31, 2022, there were 12,937,500 Class B ordinary shares issued and outstanding, of which 1,687,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full so that the Class B ordinary shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As described in Note 4, these amounts have been retroactively restated to reflect the share surrender and share recapitalizations effectuated subsequent to March 31, 2023. The underwriters exercised their over-allotment option in part on April 25, 2023 and 1,250,000 Class B ordinary shares were no longer subject to forfeiture.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

7. SUBSEQUENT EVENTS

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were issued required potential adjustment to or disclosure in the unaudited condensed financial statements. Other than as described in these financial statements in relation to the Company’s Initial Public Offering and related transactions, and as described below, the Company concluded that there have been no events that have occurred that would require adjustments to the unaudited condensed financial statements.

On April 20, 2023, the Company increased the authorized share capital of the Company from 300,000,000 Class A ordinary shares of a par value of $0.0001 each, 30,000,000 Class B ordinary shares of a par value of $0.0001 each and 1,000,000 preference shares of a par value of $0.0001 each, to 9,000,000,000 Class A ordinary shares each of a par value of $0.0001 each, 900,000,000 Class B ordinary shares each of a par value of $0.0001 each and 99,990,000 preference shares each of a par value of $0.0001 each. All shares have been retroactively restated to reflect the increase in authorized share capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company”, “our”, “us” or “we” refer to Ares Acquisition Corporation II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company formed on March 15, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our initial business combination. We intend to effectuate our business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of initial business combinations. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

All activity for the period from March 15, 2021 (inception) through March 31, 2023 related to our formation and the preparation for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023 and 2022, we had a net loss of $300 and $1,751, respectively, consisting of formation costs.

Liquidity and Capital Resources

Our liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares and a loan from the Sponsor pursuant to the Promissory Note (see Note 4). As of March 31, 2023, there was $344,283 outstanding under the Promissory Note. On April 25, 2023, the total balance of $366,781 of the Promissory Note was fully repaid to the Sponsor.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor may provide us with Working Capital Loans. As of March 31, 2023, there was no amount outstanding under any Working Capital Loans.

On April 25, 2023, we consummated the Initial Public Offering of 50,000,000 Units at $10.00 per Unit, generating gross proceeds of $500,000,000, and incurring offering costs of $28,452,534. Concurrently with the closing of the Initial Public Offering, we consummated the sale of 14,300,000 Private Placement Warrants, including 1,000,000 additional Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $14,300,000, in a private placement to our Sponsor.

Trends Affecting Our Business

We have evaluated the impact of persistent inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the conflict in Ukraine and the surrounding region. We have concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on our financial position, results of operations and/or ability to complete an initial business combination, we cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, off-balance sheet arrangements or long-term liabilities.

Administrative Service Fee

On April 20, 2023, we entered into an agreement to pay our Sponsor a monthly fee of $16,667 for general and administrative services including office space, utilities, secretarial support and administrative services. This arrangement will terminate upon completion of our initial business combination or the distribution of the Trust Account to the public shareholders.

Underwriting Agreement and Advisory Agreement

The underwriters will be entitled to a deferred fee of $17,500,000. The deferred fee will be waived by the underwriters in the event that we do not complete an initial business combination, subject to the terms of the underwriting agreement.

On April 20, 2023, we also engaged Ares Management Capital Markets LLC, an affiliate of the Company’s Sponsor, to provide consulting and advisory services to the Company in connection with the Initial Public Offering, for which it will receive a deferred advisory fee of $3,500,000, payable solely in the event that we complete the initial Business Combination. The fees payable to Ares Management Capital Markets LLC will be reimbursed from a portion of the fees to the underwriters.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting estimates:

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that were charged to shareholder’s equity upon the completion of the Initial Public Offering on April 25, 2023.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At March 31, 2023 and December 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Pronouncements

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the final prospectus we filed with the SEC in connection with our Initial Public Offering on April 25, 2023, except for the below additional risk which could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or nonperformance by financial institutions or transactional counterparties, could adversely affect our current and projected business combination operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Additionally, in May 2023, the FDIC took control of First Republic Bank (“First Republic”). Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, and JPMorgan Chase & Co. has since acquired a substantial amount of assets and certain liabilities of First Republic, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank, First Republic or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature Bank, First Republic or any other financial institution currently in receivership, if any of our lenders, lenders to the combined company or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. Additionally, we hold no deposits or securities with SVB, Silvergate Capital or First Republic. The funds in the Trust Account will be comprised entirely of U.S. government securities with maturities of 185 days or less or money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On March 19, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of the Company’s Class B ordinary shares. Through March 31, 2023, the Company effectuated a share surrender and share recapitalizations resulting in the Sponsor holding an aggregate of 12,937,500 Founder Shares. The Sponsor agreed to forfeit up to 1,687,500 Founder Shares to the extent that the underwriters’ over-allotment option was not exercised in full so that the Founder Shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On April 25, 2023, the underwriters partially exercised their over-allotment option; thus, 1,250,000 shares of Class B ordinary shares were no longer subject to forfeiture.

Concurrently with the closing of the Initial Public Offering on April 25, 2023, the Company consummated the Private Placement of 14,300,000 Private Placement Warrants, including 1,000,000 additional Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $14,300,000, in a private placement to the Sponsor.

These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

In connection with the Initial Public Offering, we incurred offering costs of $28,452,534 (including deferred underwriting commissions of $17,500,000). Other incurred offering costs consisted principally preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $505,000,000 of the net proceeds from our Initial Public Offering and certain of the proceeds of the Private Placement and the Overfunding Loans were placed in the Trust Account.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and certain of the proceeds of the Private Placement and the Overfunding Loans as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith
** These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES ACQUISITION CORPORATION II

Dated: June 2, 2023	By:	/s/ David B. Kaplan
	Name:	David B. Kaplan
	Title:	Chief Executive Officer and Co-Chairman (Principal Executive Officer)

Dated: June 2, 2023	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial Officer)