Form 10-Q
period 2023-06-30
Ares Acquisition Corp II
filed 2023-08-11
CIK 1853138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐
As of August 8, 2023, 50,000,000 Class A ordinary shares, par value $0.0001, and 12,500,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.
1

ARES ACQUISITION CORPORATION II
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ARES ACQUISITION CORPORATION II
CONDENSED BALANCE SHEETS

	As of June 30,	As of December 31,
	2023	2022
	(Unaudited)
Assets
Current Assets:
Cash	$2,520,846	$—
Prepaid expenses	719,261	1,200
Total current assets	3,240,107	1,200
Investments held in Trust Account	508,873,223	—
Deferred offering costs	—	511,395
Total assets	$512,113,330	$512,595

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accrued expenses	$279,412	$270,391
Promissory Note	—	233,243
Total current liabilities	279,412	503,634
Overfunding Loans	5,000,000	—
Deferred underwriting and advisory fees	17,500,000	—
Total liabilities	22,779,412	503,634

Commitments and contingencies
Class A ordinary shares, $0.0001 par value; 50,000,000 shares subject to possible redemption at $10.18 per share at June 30, 2023	508,773,223	—

Shareholders’ equity (deficit)
Preference shares, $0.0001 par value; 99,990,000 shares authorized(1); none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized(1); none issued and outstanding (excluding 50,000,000 shares subject to possible redemption at June 30, 2023)	—	—
Class B ordinary shares, $0.0001 par value; 900,000,000 shares authorized(1); 12,500,000 shares issued and outstanding at June 30, 2023 and December 31, 2022(2)	1,250	1,250
Additional paid-in capital	—	23,750
Accumulated deficit	(19,440,555)	(16,039)
Total shareholders’ equity (deficit)	(19,439,305)	8,961
Total liabilities and shareholders’ equity (deficit)	$512,113,330	$512,595

(1) On April 20, 2023, the Company increased the authorized share capital of the Company. All shares as of December 31, 2022 have been retroactively restated to reflect such increase (see Note 6).
(2) On April 25, 2023, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. Share amounts as of December 31, 2022 have been retroactively restated to reflect the share surrender and share recapitalization events (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$307,287	$313	$307,587	$2,064
Loss from operations	(307,287)	(313)	(307,587)	(2,064)
Other income:
Investment income on investments held in Trust Account	3,873,223	—	3,873,223	—
Total other income	3,873,223	—	3,873,223	—
Net income (loss)	$3,565,936	$(313)	$3,565,636	$(2,064)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	36,813,187	—	18,508,287	—
Basic and diluted net income per share, Class A ordinary shares	$0.07	$—	$0.11	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares(1)	12,500,000	12,500,000	12,500,000	12,500,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$(0.00)	$0.11	$(0.00)

(1) On April 25, 2023, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. All share and per share amounts as of June 30, 2022 have been retroactively restated to reflect the share surrender and share recapitalization events (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	For the three and six months ended June 30, 2023
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as at December 31, 2022(1)	12,500,000	$1,250	$23,750	$(16,039)	$8,961
Net loss	—	—	—	(300)	(300)
Balance as at March 31, 2023(1)	12,500,000	1,250	23,750	(16,339)	8,661
Sale of Private Placement Warrants	—	—	14,300,000	—	14,300,000
Fair value of Public Warrants at issuance	—	—	2,625,000	—	2,625,000
Accretion of Class A ordinary shares to redemption amount	—	—	(16,948,750)	(22,990,152)	(39,938,902)
Net income	—	—	—	3,565,936	3,565,936
Balance as at June 30, 2023	12,500,000	$1,250	$—	$(19,440,555)	$(19,439,305)

	For the three and six months ended June 30, 2022
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance as at December 31, 2021(1)	12,500,000	$1,250	$23,750	$(12,497)	$12,503
Net loss	—	—	—	(1,751)	(1,751)
Balance as at March 31, 2022(1)	12,500,000	1,250	23,750	(14,248)	10,752
Net loss	—	—	—	(313)	(313)
Balance as at June 30, 2022(1)	12,500,000	$1,250	$23,750	$(14,561)	$10,439

(1) On April 25, 2023, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. All share amounts have been retroactively restated to reflect the share surrender and share recapitalization events (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$3,565,636	$(2,064)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(3,873,223)	—
Changes in operating assets and liabilities:
Prepaid expenses	(718,061)	625
Accrued expenses	194,412	—
Payment of formation costs through Promissory Note	—	1,439
Net cash used in operating activities	(831,236)	—

Cash flows from investing activities:
Cash deposited in Trust Account	(505,000,000)	—
Net cash used in investment activities	(505,000,000)	—

Cash flows from financing activities:
Proceeds received from Initial Public Offering, gross	500,000,000	—
Proceeds received from sale of Private Placement Warrants	14,300,000	—
Proceeds received from Overfunding Loans	5,000,000	—
Repayment of Promissory Note	(366,781)	—
Payment of underwriter and advisory fee	(10,000,000)	—
Payment of offering costs	(581,137)	—
Net cash provided by financing activities	508,352,082	—

Net change in cash	2,520,846	—
Cash – beginning of period	—	—
Cash – end of period	$2,520,846	$—

Supplemental disclosure of non-cash activities
Deferred offering costs included in accrued expenses	$(185,391)	$(890)
Deferred offering costs paid by Sponsor through Promissory Note	$133,538	$17,266

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on April 20, 2023. On April 25, 2023, the Company consummated its Initial Public Offering of 50,000,000 units (the “Units” and, with respect to the shares Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, including 5,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, which is discussed in Note 3, generating gross proceeds of $500,000,000, and incurring offering costs of $28,540,679, of which $17,500,000 was for deferred underwriting commissions (see Note 5). Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”).

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

Upon the closing of the Initial Public Offering and the Private Placement, $505,000,000 ($10.10 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement and the Overfunding Loans were placed in a trust account (“Trust Account”) located in the United States and invested solely in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination; and (ii) the distribution of the Trust Account, as described below.

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

The Company will proceed with a Business Combination only if it obtains the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of ordinary shares who attend and vote at a shareholder meeting. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Class B ordinary shares, and the Sponsor and the Company’s officers and directors have agreed to vote any Public Shares acquired in or after the Initial Public Offering in favor of a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or abstain from voting on the proposed transaction.

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

The Sponsor and the Company’s officers and directors have agreed (i) to waive their redemption rights with respect to their Class B ordinary shares and any Public Shares held by them in connection with the completion of a Business Combination and (ii) not to propose an amendment to (a) modify the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete a Business Combination by the Combination Period (as defined below) or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company has until April 25, 2025 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable and up to $100,000 of interest income to pay liquidation expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which may expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to its Class B ordinary shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or the Company’s officers or directors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

distribution will be less than the Initial Public Offering price per Unit ($10.00).
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

Liquidity and Capital Resources

As of June 30, 2023, the Company had $2,520,846 in its operating bank account and investments held in the Trust Account of $508,873,223 consisting of cash and a money market fund that invests solely in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $366,781 from the Sponsor pursuant to the Promissory Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Promissory Note in full on April 25, 2023. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may provide the Company with Working Capital Loans (see Note 4). As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

for the fair statement of the balances and results for the periods presented. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on May 2, 2023 and April 24, 2023, respectively.

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

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had no cash equivalents held outside the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

At June 30, 2023 and December 31, 2022, the carrying values of cash, accrued expenses, due to related party and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The fair value for trading securities is determined using quoted market prices in active markets.

Derivative Financial Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging.” For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the unaudited condensed statements of operations each reporting period. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period.

The Company accounts for the Public Warrants and the Private Placement Warrants in accordance with the guidance contained in ASC 815. Such guidance provides that the warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company incurred offering costs amounting to $28,540,679 as a result of the Initial Public Offering (consisting of $10,000,000 of underwriting fees, $17,500,000 of deferred underwriting fees, and $1,040,679 of other offering costs).

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023, 50,000,000 Class A ordinary shares, subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s unaudited condensed balance sheets. At December 31, 2022, there were no Class A ordinary shares subject to possible redemption.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.
At June 30, 2023, the Class A ordinary shares reflected in the accompanying unaudited condensed balance sheets is reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Proceeds allocated to Public Warrants	(2,625,000)
Class A ordinary shares issuance costs	(28,540,679)
Plus:
Accretion of carrying value to redemption value	39,938,902
Class A ordinary shares subject to possible redemption as of June 30, 2023	$508,773,223

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

net income (loss) by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants because the exercise of the warrants is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Class A ordinary shares
Numerator:
Net income attributable to Class A ordinary shares	$2,662,036	$—	$2,128,264	$—
Denominator:
Basic and diluted weighted average shares outstanding, Class A ordinary shares	36,813,187	—	18,508,287	—
Basic and diluted net income per share, Class A ordinary shares	$0.07	$—	$0.11	$—

Class B ordinary shares
Numerator:
Net income (loss) attributable to Class B ordinary shares	$903,900	$(313)	$1,437,372	$(2,064)
Denominator:
Basic and diluted weighted average shares outstanding, Class B ordinary shares	12,500,000	12,500,000	12,500,000	12,500,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$(0.00)	$0.11	$(0.00)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

3. INITIAL PUBLIC OFFERING

On April 25, 2023, the Company consummated its Initial Public Offering of 50,000,000 Units, including 5,000,000 additional Units to cover Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $500,000,000, and incurring offering costs of $28,540,679, of which $17,500,000 was for deferred underwriting commissions (see Note 5). Each Unit consists of one Class A ordinary share and one-half of one Public Warrant.

4. RELATED PARTY TRANSACTIONS

Class B Ordinary Shares

On March 19, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of the Company’s Class B ordinary shares. Through April 25, 2023, the Company effectuated a share surrender and share recapitalizations resulting in the Sponsor holding an aggregate of 12,937,500 Class B ordinary shares, which would represent 20% of the outstanding shares upon completion of the offering. The Sponsor agreed to forfeit up to 1,687,500 Class B ordinary shares to the extent that the underwriters’ over-allotment option was not exercised in full so that the Class B ordinary shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On April 25, 2023, the underwriters partially exercised the over-allotment option to purchase 5,000,000 Units; thus, 1,250,000 Class B ordinary shares were no longer subject to forfeiture. On June 5, 2023, following the expiration of the remaining over-allotment option, the Sponsor forfeited 437,500 Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination, or earlier at the option of the holders thereof, on a one-for-one basis, subject to certain adjustments, as described in Note 6.

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor has agreed not to transfer, assign or sell any of the Class B ordinary shares (except to certain permitted transferees) until the earlier of (i) one year after the date of the consummation of a Business Combination, or (ii) subsequent to the consummation of a Business Combination, (a) if the last reported sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (b) subsequent to a Business Combination, the date on which the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note

On March 19, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Promissory Note”). On February 8, 2023, the Company amended the Promissory Note with an effective date as of December 31, 2021 to increase the principal up to $400,000. The Promissory Note was non-interest bearing, unsecured and payable upon the completion of the Initial Public Offering. The Company had borrowed $366,781 under the Promissory Note and fully repaid to the Sponsor on April 25, 2023. Borrowings under the Promissory Note are no longer available.

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, the Company consummated the Private Placement of 14,300,000 Private Placement Warrants, including 1,000,000 additional Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $14,300,000 in a private placement to the Sponsor. Each Private Placement Warrant is exercisable to purchase one share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares, and the Private Placement Warrants may expire worthless.

Overfunding Loans

Concurrently with the closing of the Initial Public Offering, the Sponsor extended the Base Overfunding Loan in the amount of $4,500,000 to the Company. On April 25, 2023, simultaneously with the sale of the Over-Allotment Units, the Sponsor further extended the Over-allotment Overfunding Loan in the amount of $500,000 to the Company, for an aggregate outstanding principal amount of $5,000,000. The Overfunding Loans will be repaid upon the closing of the initial Business Combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination thereof), at the Sponsor’s discretion, which warrants will be identical to the Private Placement Warrants. The Overfunding Loans are being extended in order to ensure that the amount in the Trust Account is $10.10 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Overfunding Loans from amounts held in the Trust Account, however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Service Fee

On April 20, 2023, the Company has agreed to pay the Sponsor, or an affiliate of the Sponsor, a monthly fee of $16,667 for office space, utilities, secretarial support and administrative services. This arrangement will terminate upon completion of a Business Combination or the distribution of the Trust Account to the public shareholders. The Company incurred $39,445 in expenses in connection with such services during the three months ended June 30, 2023. These expenses were presented within general and administrative expenses in the accompanying unaudited condensed statements of operations. As of June 30, 2023 and December 31, 2022, the Company had no outstanding balance in accrued expenses in connection with such services as reflected in the accompanying unaudited condensed balance sheets.

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

5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Class B ordinary shares, Private Placement Warrants and Private Placement Warrants that may be issued upon conversion of Working Capital Loans and Overfunding Loans (and the Class A ordinary shares underlying such warrants) will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement signed upon consummation of the Initial Public Offering. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will be entitled to “piggy-back” registration rights to include their securities in other registration statements filed by the Company, subject to certain limitations. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Contingent Fees

The Company has entered into fee arrangement with a service provider pursuant to which certain transaction fees and service fees will become payable only if the Company consummates a Business Combination. If the Business Combination does not occur, the Company will not be required to pay these contingent fees. As of June 30, 2023, the amount of these contingent fees with the service provider was approximately $0.7 million.

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

6. SHAREHOLDERS' EQUITY (DEFICIT)

On April 20, 2023, the Company increased the authorized share capital of the Company from 300,000,000 Class A ordinary shares of a par value of $0.0001 each, 30,000,000 Class B ordinary shares of a par value of $0.0001 each and 1,000,000 preference shares of a par value of $0.0001 each, to 9,000,000,000 Class A ordinary shares each of a par value of $0.0001 each, 900,000,000 Class B ordinary shares each of a par value of $0.0001 each and 99,990,000 preference shares each of a par value of $0.0001 each. Share amounts as of December 31, 2022 have been retroactively restated to reflect such increase.

Preference Shares — The Company is authorized to issue 99,990,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 9,000,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding, excluding 50,000,000 shares at June 30, 2023 that are subject to possible redemption and are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the unaudited condensed balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 900,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. On April 25, 2023, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. On June 5, 2023, following the expiration of the remaining over-allotment option, the Sponsor forfeited 437,500 Class B ordinary shares. Share amounts as of December 31, 2022 have been retroactively restated to reflect the share surrender and share recapitalization events (see Note 4). At June 30, 2023 and December 31, 2022, there were 12,500,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holders thereof, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

7. WARRANTS

As of June 30, 2023 and December 31, 2022, there were 39,300,000 warrants outstanding (14,300,000 Private Placement Warrants and 25,000,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, if (i) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Class B ordinary shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (iii) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

•Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

•Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2023, assets held in the Trust Account comprised of $508,873,223 investments in U.S. government securities. During the three and six months ended June 30, 2023, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s financial assets that is measured at fair value as of June 30, 2023, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets, at fair value
Investments held in Trust Account	$508,873,223	$—	$—

9. SUBSEQUENT EVENTS

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

Results of Operations

All activity for the period from March 15, 2021 (inception) through June 30, 2023 related to our formation and the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $3,565,936, which consisted of investment income earned on investments held in Trust Account of $3,873,223, offset by general and administrative costs of $307,287. For the six months ended June 30, 2023, we had net income of $3,565,636, which consisted of investment income earned on investments held in Trust Account of $3,873,223, offset by general and administrative costs of $307,587.

For the three and six months ended June 30, 2022, we had net loss of $313 and $2,064, respectively, consisting of formation costs.

Liquidity and Capital Resources

As of June 30, 2023, we had approximately $2,520,846 in our operating bank account and working capital of approximately $3.0 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $366,781 from our Sponsor pursuant to the Promissory Note (see Note 4) and the proceeds from the consummation of the Private Placement not held in the Trust Account. On April 25, 2023, the total balance of $366,781 of the Promissory Note was fully repaid to the Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor may provide us with Working Capital Loans. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Trends Affecting Our Business

We have evaluated the impact of persistent inflation and rising interest rates, financial market instability, including the recent bank failures and certain geopolitical events, including the conflict in Ukraine and the surrounding region. We have concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on our financial position, results of operations and/or ability to complete an initial business combination, we cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

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

Underwriting Agreement and Advisory Agreement

The underwriters are entitled to a deferred fee of $17,500,000. The deferred fee will be waived by the underwriters in the event that we do not complete an initial business combination, subject to the terms of the underwriting agreement.

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

Contingent Fees

We have entered into fee arrangement with a service provider pursuant to which certain transaction fees and service fees will become payable only if we consummate a Business Combination. If the Business Combination does not occur, we will not be required to pay these contingent fees. As of June 30, 2023, the amount of these contingent fees with the service provider was approximately $0.7 million.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including

Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023, 50,000,000 Class A ordinary shares, subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our unaudited condensed balance sheets. At December 31, 2022, there were no Class A ordinary shares subject to possible redemption. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants, because the exercise of the warrants is contingent upon the occurrence of future events.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the final prospectus we filed with the SEC in connection with our Initial Public Offering on April 25, 2023 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed by the Company with the SEC on June 2, 2023. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On March 19, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of the Company’s Class B ordinary shares. Through April 25, 2023, the Company effectuated a share surrender and share recapitalizations resulting in the Sponsor holding an aggregate of 12,937,500 Class B ordinary shares. The Sponsor agreed to forfeit up to 1,687,500 Class B ordinary shares to the extent that the underwriters’ over-allotment option was not exercised in full so that the Class B ordinary shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On April 25, 2023, the underwriters partially exercised their over-allotment option; thus, 1,250,000 Class B ordinary shares were no longer subject to forfeiture. On June 5, 2023, following the expiration of the remaining over-allotment option, the Sponsor forfeited 437,500 Class B ordinary shares.

Concurrently with the closing of the Initial Public Offering, the Company consummated the Private Placement of 14,300,000 Private Placement Warrants, including 1,000,000 additional Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $14,300,000, in a private placement to the Sponsor.

These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

In connection with the Initial Public Offering, we incurred offering costs of $28,540,679 (including deferred underwriting commissions of $17,500,000). Other incurred offering costs consisted principally preparation fees related to the

Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $505,000,000 of the net proceeds from our Initial Public Offering and certain of the proceeds of the Private Placement and the Overfunding Loans were placed in the Trust Account.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and certain of the proceeds of the Private Placement and the Overfunding Loans as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

ARES ACQUISITION CORPORATION II

Dated: August 11, 2023	By:	/s/ David B. Kaplan
	Name:	David B. Kaplan
	Title:	Chief Executive Officer and Co-Chairman (Principal Executive Officer)

Dated: August 11, 2023	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial Officer)