Form 10-Q
period 2023-09-30
Ares Acquisition Corp II
filed 2023-11-07
CIK 1853138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	AACT.U	New York Stock Exchange
Class A Ordinary Shares	AACT	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	AACT WS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐
As of November 3, 2023, 50,000,000 Class A ordinary shares, par value $0.0001, and 12,500,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.
1

ARES ACQUISITION CORPORATION II
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ARES ACQUISITION CORPORATION II
CONDENSED BALANCE SHEETS

	As of September 30,	As of December 31,
	2023	2022
	(Unaudited)
Assets
Current Assets:
Cash	$2,254,493	$—
Prepaid expenses	635,334	1,200
Total current assets	2,889,827	1,200
Investments held in Trust Account	515,657,294	—
Deferred offering costs	—	511,395
Total assets	$518,547,121	$512,595

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accrued expenses	$322,511	$270,391
Promissory Note	—	233,243
Total current liabilities	322,511	503,634
Overfunding Loans	5,000,000	—
Deferred underwriting and advisory fees	17,500,000	—
Total liabilities	22,822,511	503,634

Commitments and contingencies
Class A ordinary shares, $0.0001 par value; 50,000,000 shares subject to possible redemption at $10.31 per share at September 30, 2023	515,557,294	—

Shareholders’ equity (deficit)
Preference shares, $0.0001 par value; 99,990,000 shares authorized(1); none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized(1); none issued and outstanding (excluding 50,000,000 shares subject to possible redemption at September 30, 2023)	—	—
Class B ordinary shares, $0.0001 par value; 900,000,000 shares authorized(1); 12,500,000 shares issued and outstanding at September 30, 2023 and December 31, 2022(2)	1,250	1,250
Additional paid-in capital	—	23,750
Accumulated deficit	(19,833,934)	(16,039)
Total shareholders’ equity (deficit)	(19,832,684)	8,961
Total liabilities and shareholders’ equity (deficit)	$518,547,121	$512,595

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

ARES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$383,929	$312	$691,516	$2,376
Loss from operations	(383,929)	(312)	(691,516)	(2,376)
Other income:
Investment income on investments held in Trust Account	6,784,071	—	10,657,294	—
Total other income	6,784,071	—	10,657,294	—
Net income (loss)	$6,400,142	$(312)	$9,965,778	$(2,376)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	50,000,000	—	29,120,879	—
Basic and diluted net income per share, Class A ordinary shares	$0.10	$—	$0.24	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares(1)	12,500,000	12,500,000	12,500,000	12,500,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.10	$(0.00)	$0.24	$(0.00)

(1) On April 25, 2023, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. All share and per share amounts as of September 30, 2022 have been retroactively restated to reflect the share surrender and share recapitalization events (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	For the three and nine months ended September 30, 2023
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as at December 31, 2022(1)	12,500,000	$1,250	$23,750	$(16,039)	$8,961
Net loss	—	—	—	(300)	(300)
Balance as at March 31, 2023(1)	12,500,000	1,250	23,750	(16,339)	8,661
Sale of Private Placement Warrants	—	—	14,300,000	—	14,300,000
Fair value of Public Warrants at issuance	—	—	2,625,000	—	2,625,000
Accretion of Class A ordinary shares to redemption amount	—	—	(16,948,750)	(22,990,152)	(39,938,902)
Net income	—	—	—	3,565,936	3,565,936
Balance as at June 30, 2023	12,500,000	1,250	—	(19,440,555)	(19,439,305)
Accretion of Class A ordinary shares to redemption amount	—	—	—	(6,793,521)	(6,793,521)
Net income	—	—	—	6,400,142	6,400,142
Balance as at September 30, 2023	12,500,000	$1,250	$—	$(19,833,934)	$(19,832,684)

	For the three and nine months ended September 30, 2022
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance as at December 31, 2021(1)	12,500,000	$1,250	$23,750	$(12,497)	$12,503
Net loss	—	—	—	(1,751)	(1,751)
Balance as at March 31, 2022(1)	12,500,000	1,250	23,750	(14,248)	10,752
Net loss	—	—	—	(313)	(313)
Balance as at June 30, 2022(1)	12,500,000	1,250	23,750	(14,561)	10,439
Net loss	—	—	—	(312)	(312)
Balance as at September 30, 2022(1)	12,500,000	$1,250	$23,750	$(14,873)	$10,127

(1) On April 25, 2023, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. All share amounts have been retroactively restated to reflect the share surrender and share recapitalization events (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$9,965,778	$(2,376)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(10,657,294)	—
Changes in operating assets and liabilities:
Prepaid expenses	(634,134)	937
Accrued expenses	237,511	—
Payment of formation costs through Promissory Note	—	1,439
Net cash used in operating activities	(1,088,139)	—

Cash flows from investing activities:
Cash deposited in Trust Account	(505,000,000)	—
Net cash used in investment activities	(505,000,000)	—

Cash flows from financing activities:
Proceeds received from Initial Public Offering, gross	500,000,000	—
Proceeds received from sale of Private Placement Warrants	14,300,000	—
Proceeds received from Overfunding Loans	5,000,000	—
Repayment of Promissory Note	(366,781)	—
Payment of underwriter and advisory fee	(10,000,000)	—
Payment of offering costs	(590,587)	—
Net cash provided by financing activities	508,342,632	—

Net change in cash	2,254,493	—
Cash – beginning of period	—	—
Cash – end of period	$2,254,493	$—

Supplemental disclosure of non-cash activities
Offering costs included in accrued expenses	$(185,391)	$(1,393)
Deferred offering costs paid by Sponsor through Promissory Note	$133,538	$45,223

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on April 20, 2023. On April 25, 2023, the Company consummated its Initial Public Offering of 50,000,000 units (the “Units” and, with respect to the shares Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, including 5,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, which is discussed in Note 3, generating gross proceeds of $500,000,000, and incurring offering costs of $28,550,129, of which $17,500,000 was for deferred underwriting commissions (see Note 5). Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”).

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

Risks and Uncertainties

Management has evaluated the impact of persistent inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the conflict in Ukraine and the surrounding region as well as Hamas’ attack of Israel and the ensuing war. Management has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

Liquidity and Capital Resources

As of September 30, 2023, the Company had $2,254,493 in its operating bank account and investments held in the Trust Account of $515,657,294 consisting of cash and investments in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $366,781 from the Sponsor pursuant to the Promissory Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Promissory Note in full on April 25, 2023. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may provide the Company with Working Capital Loans (see Note 4). As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.

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

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had no cash equivalents held outside the Trust Account.

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

As of September 30, 2023 and December 31, 2022, the carrying values of cash, accrued expenses, due to related party and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The fair value for trading securities is determined using quoted market prices in active markets.

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

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company incurred offering costs amounting to $28,550,129 as a result of the Initial Public Offering (consisting of $10,000,000 of underwriting fees, $17,500,000 of deferred underwriting fees, and $1,050,129 of other offering costs).

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023, 50,000,000 Class A ordinary shares, subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s unaudited condensed balance sheets. As of December 31, 2022, there were no Class A ordinary shares subject to possible redemption.

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
As of September 30, 2023, the Class A ordinary shares reflected in the accompanying unaudited condensed balance sheets is reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Proceeds allocated to Public Warrants	(2,625,000)
Class A ordinary shares issuance costs	(28,550,129)
Plus:
Accretion of carrying value to redemption value	46,732,423
Class A ordinary shares subject to possible redemption as of September 30, 2023	$515,557,294

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Class A ordinary shares
Numerator:
Net income attributable to Class A ordinary shares	$5,120,114	$—	$6,972,756	$—
Denominator:
Basic and diluted weighted average shares outstanding, Class A ordinary shares	50,000,000	—	29,120,879	—
Basic and diluted net income per share, Class A ordinary shares	$0.10	$—	$0.24	$—

Class B ordinary shares
Numerator:
Net income (loss) attributable to Class B ordinary shares	$1,280,028	$(312)	$2,993,022	$(2,376)
Denominator:
Basic and diluted weighted average shares outstanding, Class B ordinary shares	12,500,000	12,500,000	12,500,000	12,500,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.10	$(0.00)	$0.24	$(0.00)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

3. INITIAL PUBLIC OFFERING

On April 25, 2023, the Company consummated its Initial Public Offering of 50,000,000 Units, including 5,000,000 additional Units to cover Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $500,000,000, and incurring offering costs of $28,550,129, of which $17,500,000 was for deferred underwriting commissions (see Note 5). Each Unit consists of one Class A ordinary share and one-half of one Public Warrant.

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

Promissory Note

On March 19, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Promissory Note”). On February 8, 2023, the Company amended the Promissory Note with an effective date as of December 31, 2021 to increase the principal up to $400,000. The Promissory Note was non-interest bearing, unsecured and payable upon the completion of the Initial Public Offering. As of December 31, 2022, there was $233,243 outstanding under such promissory note. The outstanding amount of $366,781 as of April 25, 2023 was repaid in full to the Sponsor at the closing of the Initial Public Offering. Borrowings under the Promissory Note were no longer available after consummation of the Initial Public Offering.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Service Fee

On April 20, 2023, the Company has agreed to pay the Sponsor, or an affiliate of the Sponsor, a monthly fee of $16,667 for office space, utilities, secretarial support and administrative services. This arrangement will terminate upon completion of a Business Combination or the distribution of the Trust Account to the public shareholders. The Company incurred $50,001 and $89,446 in expenses in connection with such services during the three and nine months ended September 30, 2023, respectively. These expenses were presented within general and administrative expenses in the accompanying unaudited condensed statements of operations. As of September 30, 2023, the Company had no outstanding balance in accrued expenses in connection with such services as reflected in the accompanying unaudited condensed balance sheets.

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

Contingent Fees

The Company has entered into fee arrangement with a service provider pursuant to which certain transaction fees and service fees will become payable only if the Company consummates a Business Combination. If the Business Combination does not occur, the Company will not be required to pay these contingent fees. As of September 30, 2023, the amount of these contingent fees with the service provider was approximately $0.7 million.

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

Preference Shares — The Company is authorized to issue 99,990,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 9,000,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding, excluding 50,000,000 shares as of September 30, 2023 that are subject to possible redemption and are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the unaudited condensed balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 900,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. On April 25, 2023, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. On June 5, 2023, following the expiration of the remaining over-allotment option, the Sponsor forfeited 437,500 Class B ordinary shares. Share amounts as of December 31, 2022 have been retroactively restated to reflect the share surrender and share recapitalization events (see Note 4). As of September 30, 2023 and December 31, 2022, there were 12,500,000 Class B ordinary shares issued and outstanding.

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

7. WARRANTS

As of September 30, 2023 and December 31, 2022, there were 39,300,000 warrants outstanding (14,300,000 Private Placement Warrants and 25,000,000 Public Warrants). Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

8. FAIR VALUE MEASUREMENTS

As of September 30, 2023, assets held in the Trust Account comprised of $515,657,294 of cash and investments in U.S. government securities. During the three and nine months ended September 30, 2023, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s financial assets that is measured at fair value as of September 30, 2023, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets, at fair value
Investments held in Trust Account	$515,657,294	$—	$—

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

Results of Operations

All activity for the period from March 15, 2021 (inception) through September 30, 2023 related to our formation and the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of $6,400,142, which consisted of investment income earned on investments held in Trust Account of $6,784,071, offset by general and administrative costs of $383,929. For the nine months ended September 30, 2023, we had net income of $9,965,778, which consisted of investment income earned on investments held in Trust Account of $10,657,294, offset by general and administrative costs of $691,516.

For the three and nine months ended September 30, 2022, we had net loss of $312 and $2,376, respectively, consisting of formation costs.

Liquidity and Capital Resources

As of September 30, 2023, we had $2,254,493 in our operating bank account and working capital of approximately $2.6 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $366,781 from our Sponsor pursuant to the Promissory Note (see Note 4) and the proceeds from the consummation of the Private Placement not held in the Trust Account. On April 25, 2023, the total balance of $366,781 of the Promissory Note was fully repaid to the Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor may provide us with Working Capital Loans. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Contingent Fees

We have entered into fee arrangement with a service provider pursuant to which certain transaction fees and service fees will become payable only if we consummate a Business Combination. If the Business Combination does not occur, we will not be required to pay these contingent fees. As of September 30, 2023, the amount of these contingent fees with the service provider was approximately $0.7 million.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including

Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023, 50,000,000 Class A ordinary shares, subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our unaudited condensed balance sheets. As of December 31, 2022, there were no Class A ordinary shares subject to possible redemption. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

We have not sold any equity securities during the quarter ending September 30, 2023.

Use of Proceeds

In connection with the Initial Public Offering, we incurred offering costs of $28,550,129 (including deferred underwriting commissions of $17,500,000). Other incurred offering costs consisted principally preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $505,000,000 of the net proceeds from our Initial Public Offering and certain of the proceeds of the Private Placement and the Overfunding Loans were placed in the Trust Account.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and certain of the proceeds of the Private Placement and the Overfunding Loans as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on April 26, 2023).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES ACQUISITION CORPORATION II

Dated: November 7, 2023	By:	/s/ David B. Kaplan
	Name:	David B. Kaplan
	Title:	Chief Executive Officer and Co-Chairman (Principal Executive Officer)

Dated: November 7, 2023	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial Officer)