Form 10-K
period 2023-12-31
Ares Acquisition Corp II
filed 2024-02-28
CIK 1853138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.: Yes ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company.” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒	Smaller Reporting Company	☒	Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2023, based on the closing price on that date of $10.16 on the New York Stock Exchange, was approximately $508,000,000.
The Registrant’s Units began trading on the New York Stock Exchange on April 21, 2023 and the Registrant’s Class A ordinary shares began separate trading on the New York Stock Exchange on June 12, 2023.
As of February 23, 2024, 50,000,000 Class A ordinary shares, par value $0.0001, and 12,500,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

ARES ACQUISITION CORPORATION II

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “continue”, or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing of such business combinations, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Annual Report may include, for example, statements about:

•our ability to select an appropriate target business or businesses;

•our ability to complete our initial business combination;

•our expectations around the performance of the prospective target business or businesses;

•our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•our potential ability to obtain additional financing to complete our initial business combination;

•our pool of prospective target businesses;

•our ability to consummate an initial business combination due to the uncertainty resulting from geopolitical events like the conflicts between Russia and Ukraine and between Israel and Hamas, economic impacts such as persistent inflation and rising interest rates and major public health crises like the coronavirus (“COVID-19”) pandemic;

•the ability of our officers and directors to generate a number of potential business combination opportunities;

•our public securities’ potential liquidity and trading;

•the lack of a market for our securities;

•the use of proceeds not held in the trust account established in connection with our initial public offering (the “Trust Account”) or available to us from interest income on the Trust Account balance;

•the Trust Account not being subject to claims of third parties; or

•our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described more fully under the heading “Item 1A. Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this Annual Report to “we,” “us,” “Company” or “our company” are to Ares Acquisition Corporation II, a Cayman Islands exempted company incorporated with limited liability. References to “management” or our “management team” are to our officers and directors. References to our “Sponsor” is to Ares Acquisition Holdings II LP, a Cayman Islands exempted limited partnership. References to our “initial shareholders” are to the holders of our Class B ordinary shares prior to our initial public offering. References to “Ares” or “Ares Management” are to Ares Management Corporation, a Delaware corporation, and its consolidated subsidiaries. References to “Ares funds” are to funds, alternative asset companies, co-investment vehicles and other entities and accounts managed by Ares or its affiliates and certain portfolio companies in which Ares or such entities have invested.

Item 1. Business

Introduction

We are a blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have reviewed a number of opportunities to enter into a business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

Our executive offices are located at 245 Park Avenue, 44th Floor, New York, New York 10167, and our telephone number is (212) 750-7300. Our corporate website address is https://www.aresacquisitioncorporationii.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You should not rely on any such information in making your decision whether to invest in our securities.

Company History

In March 2021, the Company was formed by Ares Acquisition Holdings II LP, a Cayman Islands exempted limited partnership (our “Sponsor”). As of February 23, 2024, our Sponsor owned all the outstanding 12,500,000 Class B ordinary shares, par value $0.0001 per share.

On April 25, 2023, we consummated our initial public offering (the “Initial Public Offering”) of 50,000,000 units (the “Units”), including 5,000,000 Units to cover over-allotments (the “Over-Allotment Units”). The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $500,000,000, and incurring offering costs of $28,550,129, of which $17,500,000 was for deferred underwriting commissions. Each Unit consists of one of the Company’s Class A ordinary shares, par value $0.0001 per share, and one-half of one redeemable warrant (“Public Warrant”). Each whole warrant entitles the holder of such warrants to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

Simultaneous with the consummation of the Initial Public Offering: (i) we consummated a private placement (the “Private Placement”) of an aggregate of 14,300,000 warrants, each exercisable to purchase one of the Company’s Class A ordinary shares for $11.50 per share (the “Private Placement Warrants”), including 1,000,000 Private Placement Warrants to cover over-allotments, to our Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $14,300,000 and (ii) the Sponsor extended to the Company a non-interest bearing promissory note of $4,500,000 (the “Base Overfunding Loan”) and an additional non-interest bearing promissory note of $500,000 (the “Over-allotment Overfunding Loan” and, together with the Base Overfunding Loan, the “Overfunding Loans”) in connection with the sale of the Over-Allotment Units, for a total outstanding balance of $5,000,000. Of the gross proceeds received from the Initial Public Offering, the Private Placement and the Overfunding Loans, $505,000,000 was placed in the Trust Account. Each whole Private Placement Warrant entitles the holder of such warrants to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

Beginning June 12, 2023, holders of the Units may elect to separately trade the Class A ordinary shares and the warrants included in the Units. Those Units not separated continue to trade on the New York Stock Exchange (the “NYSE”) under the symbol “AACT.U” and the Class A ordinary shares and warrants that are separated trade under the symbols “AACT” and “AACT WS,” respectively.

Business Acquisition Criteria

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, further accelerate the growth of a company in the public markets.

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe will be important in evaluating prospective target businesses. We will target one or more businesses that we believe have the following core attributes:

• a differentiated and sustainable business model with a defensible market position;

• strong people, processes and culture;

• attractive growth prospects, including an ability to capitalize on positive secular tailwinds;

• sufficient scale and resources to achieve a successful transition into the public market;

• will benefit from having a public currency to enhance its ability to grow organically or through M&A; and

• will benefit from Ares’ relationships and deep value creation capabilities.

We may pursue an initial business combination target in any business or industry.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our directors and executive officers may deem relevant. We may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. If we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination. These communications would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Acquisition Process

The Ares investment process leverages the power of the Ares platform and an extensive network of professionals across investment areas to identify and source attractive risk adjusted return opportunities while emphasizing capital preservation. Ares utilizes its collective market and company knowledge, proprietary internal industry and company research, third party information and financial modeling to drive fundamental analysis and investment selection. Ares also recognizes the importance of considering environmental, social and governance (“ESG”) factors in its investment process and has adopted an ESG policy for the conduct of its business. Ares works collaboratively with its various underwriting, asset management, legal and compliance teams to appropriately integrate relevant ESG considerations into its investment process.

At the center of Ares’ investment process is a systematic approach that emphasizes rigorous due diligence at the company and market level in addition to a risk-adjusted return value assessment. This investment process is comprised of five stages: (i) generate a robust pipeline, (ii) perform initial screening, (iii) conduct due diligence, (iv) drive transaction structuring, funding and overall execution, and (v) use a systematic approach to value creation. We believe we will benefit from the same approach as we pursue our initial business combination.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, and a review of financial, operational, legal and other information about the target and its industry. We will also utilize our operational and capital planning experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with Ares, our Sponsor, or our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Ares, our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion that our initial business combination is fair to our company from a financial point of view from an independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria.

Our directors and executive officers may directly or indirectly own our ordinary shares or Private Placement Warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

Initial Business Combination

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of the Initial Public Offering, the Private Placement and the Overfunding Loans, as well as our equity, debt or a combination of these, in effecting a business combination. Accordingly, shareholders are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays and significant expense. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

If we decide to allow shareholders to sell their shares to us in a tender offer, we will file tender offer documents with the SEC, which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. If we seek shareholder approval of our initial business combination, we will consummate our initial business combination only if approved as an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shares held by shareholders who attend and vote at a general meeting of the company to approve the business combination. The decision as to whether we will seek shareholder approval of our proposed business combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval.

We have 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, holders of Class A ordinary shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then issued and outstanding Class A ordinary shares, subject to applicable law.

If we are unable to consummate an initial business combination within the applicable time period, we will redeem 100% of our issued and outstanding Class A ordinary shares sold as part of our initial public offering (the “public shares”) for a pro rata portion of the funds held in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay liquidation expenses), divided by the number of then outstanding public shares, subject to applicable law. Assuming we do not deposit additional funds into the Trust Account to extend the time period in which we are required to consummate our initial business combination, we expect the pro rata redemption price to be approximately $10.10 per public share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest or other income earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public shareholders.

The NYSE rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in the Trust Account and taxes payable on the income earned on the Trust Account) at the time of signing the agreement to enter into the initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, or if we are considering an initial business combination with an affiliated entity, we will obtain an opinion with respect to the satisfaction of such criteria from an independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. We also will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. Subject to these limitations, our directors and executive officers will have virtually unlimited flexibility in identifying and selecting one or more prospective businesses.

We may, at our option, pursue an acquisition opportunity jointly with Ares, one or more parties affiliated with Ares, including without limitation, officers and affiliates of Ares, or Ares funds, or investors in such Ares funds. Any such party may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by borrowing from or issuing to such parties a class of equity or debt securities. Any such issuances of equity securities could dilute the interests of our existing shareholders. The amount and other terms and conditions of any such joint acquisition or specified future issuance would be determined at the time of such joint acquisition.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own or acquire shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. We will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that is financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our directors and executive officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will fully ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Other Considerations

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with Ares or any of our Sponsor, executive officers or directors. In the event we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with Ares, our Sponsor or any of our executive officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent entity that commonly renders valuation opinions that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Ares manages multiple investment vehicles, and expects to raise additional funds or accounts in the future, including during the period in which we are seeking our initial business combination. These Ares investment entities are expected to be seeking acquisition opportunities and related financings. We may compete with any one or more of them on any given acquisition opportunity.

In addition, certain of our directors and executive officers currently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, Ares and the Ares funds or their current or former portfolio companies. Certain of these entities may have overlapping investment objectives and potential conflicts may arise with respect to Ares’ decision regarding how to allocate investment opportunities among these entities. If any of our directors and executive officers becomes aware of a business combination opportunity that is suitable for a fund or entity to which he or she has then-current fiduciary or contractual obligations (including, without limitation, any Ares funds or their current or former portfolio companies), then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such fund or entity, before we can pursue such opportunity. If Ares, the Ares funds or other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to Ares or our directors and executive officers may be suitable for both us and Ares, a current or future Ares fund or one or more of their portfolio companies and, subject to applicable fiduciary duties or contractual obligations, will first be directed to Ares, such fund, investment vehicle or portfolio company before being directed, if at all, to us. However, we do not expect these fiduciary duties or contractual obligations to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity (including with respect to any business transaction that may involve another Ares entity) for any director or officer, on the one hand, and us, on the other. Accordingly, none of Ares or our directors or officers will have obligations to present a business combination opportunity to us.

Our directors and officers or Ares or its affiliates, including the Ares funds, may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly to the extent there is overlap among investment mandates and the director and officer teams. In addition, Ares has sponsored other blank check companies in the past and may sponsor other blank check companies similar to ours during the period in which we are seeking an initial business combination, and members of our management team may participate in such blank check companies. Any such blank check company may present additional conflicts of interest in pursuing an acquisition target, particularly if there is overlap among investment mandates and the board and management teams. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination.

In addition, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our officers and directors are and in the future will be required to commit time and attention to Ares and current and future Ares funds. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, any of such entities (including, without limitation, arising as a result of certain of officers and directors being required to offer acquisition opportunities to such entities), Ares and its affiliated funds will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their ordinary shares in the target business for Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its equity as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If as a result some investors find our securities unattractive there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of June 30th of that fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With a Trust Account in the amount of $505,538,352 as of December 31, 2023 after taking into account the expenses of the Initial Public Offering and $17,500,000 of deferred underwriting commissions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering, the sale of the Private Placement Warrants, the Overfunding Loans, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our public shares in connection with our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

Our process of identifying acquisition targets leverages Ares Management’s and our directors and executive officers’ industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of Ares Management and our directors and executive officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants and private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors.

We may engage the services of professional firms or other individuals that specialize in business acquisitions, including one of the underwriters of the Initial Public Offering or one of their respective affiliates, or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In addition, the underwriters of the Initial Public Offering may provide these services without additional compensation. We will formally engage a finder only to the extent our directors and executive officers determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our directors and executive officers determine is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). However, certain affiliates of our Sponsor will be entitled to reimbursement for any out-of-pocket expenses (or an allocable portion of such expenses), to the extent that such affiliates incur expenses for services provided to us before our initial business combination. We pay our Sponsor a total of $16,667 per month for office space, utilities, secretarial support and administrative services and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of a target business.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, or from making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Certain of our directors and executive officers currently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, Ares Management and the Ares funds or their current or former portfolio companies. Certain of these entities may have overlapping investment objectives and potential conflicts may arise with respect to Ares Management’s decision regarding how to allocate investment opportunities among these entities. If any of our directors and executive officers becomes aware of a business combination opportunity that is suitable for a fund or entity to which he or she has then-current fiduciary or contractual obligations (including, without limitation, any Ares funds or their current or former portfolio companies), then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such fund or entity, before we can pursue such opportunity. If Ares Management, the Ares funds or other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to Ares Management or our directors and executive officers may be suitable for both us and Ares Management, a current or future Ares fund or one or more of their portfolio companies and, subject to applicable fiduciary duties or contractual obligations, will first be directed to Ares Management, such fund, investment vehicle or portfolio company before being directed, if at all, to us. None of Ares Management or any of our directors and executive officers who are also employed by Ares Management or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware in their capacities as employees of Ares Management, its funds or their portfolio companies. However, we do not expect these duties or contractual obligations to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity (including with respect to any business transaction that may involve another Ares entity) for any director or officer, on the one hand, and us, on the other.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to our directors and executive officers, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our directors and executive officers, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of our directors and executive officers will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that our directors and executive officers will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the NYSE listing rules, shareholder approval would be required for our initial business combination if, for example:

•we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding (other than in a public offering);

•any of our directors, officers or substantial security holder (as defined by the rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•the expected cost of holding a shareholder vote;

•the risk that the shareholders would fail to approve the proposed business combination;

•other time and budget constraints of the company; and

•additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination where otherwise permissible under applicable law, rules and regulations. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to have their shares redeemed. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The effect of any such purchases of shares or warrants could be to reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a certain amount of cash at the closing of our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A Ordinary Shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to have their shares redeemed for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Our Sponsor, executive officers, directors, advisors or any of their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, officers, directors or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to require us to redeem all or a portion of their Class A ordinary shares in connection with our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then-outstanding public shares, subject to the limitations described in this Annual Report. The per share amount we will distribute to investors who properly elect to redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself before we can validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our Sponsor and each of our directors and executive officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Class B ordinary shares and any public shares in connection with the redemption of our shares upon the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to require us to redeem all or a portion of their Class A ordinary shares in connection with our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirements and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above in connection with our initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of ordinary shares who attend and vote at a shareholder meeting.

In such case, our Sponsor has agreed to vote its Class B ordinary shares, and our Sponsor and our officers and directors have agreed to vote any public shares acquired in or after the Initial Public Offering in favor of a Business Combination. As a result, if approved as an ordinary resolution, in addition to our Sponsor’s Class B ordinary shares, we would need 18,750,001 or 37.5% (assuming all outstanding shares are voted), or 3,125,001 or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 50,000,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination to have our initial business combination approved. Each public shareholder may elect to have their public shares redeemed irrespective of whether they vote for or against the proposed transaction or abstain from voting on the proposed transaction. In addition, our Sponsor and each of our directors and executive officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Class B ordinary shares and public shares in connection with the completion of our initial business combination.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

The proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders of such shares.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our directors and executive officers to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our directors and executive officers at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to require us to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy materials or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s (the “DTC”) DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy materials or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to the date set forth in the proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. To perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to require us to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the redemption deadline and thereafter with the approval of the board of directors. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to require us to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to require us to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have until 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering to complete our initial business combination. If we have not consummated an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, we will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay liquidation expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which may expire worthless if we fail to consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor has entered into an agreement with us, pursuant to which it has waived its rights to liquidating distributions from the Trust Account with respect to its Class B ordinary shares if we fail to consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering. However, if our Sponsor, directors or executive officers acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from our operating account with respect to the Sponsor’s Class B ordinary shares and from the Trust Account with respect to such public shares if we fail to consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering.

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to the rights or pre-initial business combination activity of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to require us to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of the then-outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,905,123 of proceeds held outside the Trust Account (as of December 31, 2023) plus up to $100,000 of interest income from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of the Initial Public Offering, the sale of the Private Placement Warrants and the Overfunding Loans, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be $10.10. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.10. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all material vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our directors and executive officers will consider whether competitive alternatives are reasonably available to the company and will only enter into an agreement with a third party that has not executed a waiver if our directors and executive officers believe that such third party’s engagement would be in the best interest of the company given the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our directors and executive officers to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our directors and executive officers are unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm and the underwriters of our Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. To protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for redemptions as of the date of the liquidation of the Trust Account could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all material vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,905,123 of proceeds held outside the Trust Account (as of December

31, 2023) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.10 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not consummate our initial business combination within 24 months of the Initial Public Offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, of the Initial Public Offering or (B) with respect to any other material provisions relating to the rights or pre-initial business combination activity of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who elect to have their Class A ordinary shares redeemed in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination within 24 months, or such earlier date as our board of directors may approve, of the Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of ordinary shares who attend and vote at a shareholder meeting. A shareholder’s voting in connection with the business combination alone will not result in a shareholder’s requiring us to redeem its shares for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. See “—Other Considerations.”

Facilities

Our executive offices are located at 245 Park Avenue, 44th Floor, New York, NY 10167. The cost for our use of this space is included in the $16,667 per month fee we pay to our Sponsor for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A ordinary shares and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an internet site at http://www.sec.gov that contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, generally accepted accounting principles in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board in the United States (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential target business will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential target businesses, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

On April 20, 2023, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time (the “Companies Act”). As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of June 30th of that fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any of our directors and executive officers in their capacity as such.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including but not limited to:

•we are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

•past performance by Ares or its affiliates or our directors and executive officers, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us, and we may be unable to provide positive returns to shareholders;

•our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination;

•your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination;

•if we seek shareholder approval of our initial business combination, our Sponsor, directors and executive officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote;

•the redemption rights of our public shareholders may make our financial condition unattractive to potential business combination targets and may make it difficult for us to enter into a business combination with a target;

•the ability of our public shareholders to exercise redemption rights with respect to a significant portion of our shares and the amount of deferred underwriting commissions may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us;

•the ability of our public shareholders to exercise redemption rights with respect to a significant portion of our shares could increase the probability that our initial business combination is unsuccessful and that you would have to wait for liquidation for your shares to be redeemed;

•the requirement that we consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, after the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders;

•we may not be able to consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, after the closing of the Initial Public Offering, in which case we would redeem our public shares;

•we may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our public shares, and the warrants may be worthless;

•if we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants from public shareholders, which may reduce the public “float” of our Class A ordinary shares or warrants;

•if a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed;

•you will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss;

•the NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;

•you will not be entitled to protections normally afforded to investors of many other blank check companies;

•if we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, you will lose the ability to require us to redeem all such shares in excess of 15% of our Class A ordinary shares held by you and any other person with who is deemed to be acting in concert or as a “group” with you;

•our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by major public health crises like the COVID-19 pandemic and the status of the U.S. and global economy, including the debt and equity markets;

•because of our limited resources and the significant competition for business combination opportunities, we may be unable to complete our initial business combination. If we have not completed our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants may expire worthless;

•if the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient for us to operate for at least 24 months from the closing of the Initial Public Offering, we will depend on loans from our Sponsor or directors and executive officers to fund our search and to complete our initial business combination;

•because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited;

•provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench our directors;

•after our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate;

•if our initial business combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination;

•in recent years, challenging market conditions have caused an increasing number of special purpose acquisition companies to be unable to complete a business combination; and

•the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

RISK FACTORS

Risks Related to Our Business and the Initial Business Combination

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirements. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirements, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

Please see the section entitled “Item 1. Business—Effecting Our Initial Business Combination—Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Your only opportunity to affect the decision regarding a potential business combination may be limited to the exercise of your right to require us to redeem your shares for cash, unless we seek shareholder approval of such business combination.

Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our Sponsor, directors and executive officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
Our Sponsor has agreed to vote its Class B ordinary shares, and our Sponsor and our officers and directors have agreed (and their permitted transferees will agree) to vote any public shares acquired in or after the Initial Public Offering in favor of our initial business combination. Our Sponsor and our directors and executive officers also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of ordinary shares who attend and vote at a shareholder meeting.
In this case, our Sponsor has agreed to vote its Class B ordinary shares, and our Sponsor and our officers and directors have agreed to vote any public shares acquired in or after the Initial Public Offering in favor of our initial business combination.

As a result, if approved as an ordinary resolution, in addition to our Sponsor’s Class B ordinary shares, we would need 18,750,001 or 37.5% (assuming all outstanding shares are voted), or 3,125,001 or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 50,000,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. We expect that our Sponsor and its permitted transferees will own at least 20% of our outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our Sponsor and each of our directors and executive officers (and their respective permitted transferees) to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The redemption rights of our public shareholders may make our financial condition unattractive to potential business combination targets and may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination agreement that requires we have a certain amount of cash as a closing condition. If holders of a substantial portion of our public shares exercise their redemption rights, we may not be able to meet such closing condition and, as a result, may not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we may not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a significant portion of our shares and the amount of deferred underwriting commissions may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into a business combination agreement, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If the business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expect, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. These considerations may limit our ability to complete the most attractive business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. As a result, our obligations to redeem public shares for which redemption is requested and to pay the deferred underwriting commissions may not allow us to complete the most desirable business combination or optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A ordinary shares. The effect of this dilution will be greater for shareholders who do not redeem. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination, which may further dilute your investment. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment.

The ability of our public shareholders to exercise redemption rights with respect to a significant portion of our shares could increase the probability that our initial business combination is unsuccessful and that you would have to wait for liquidation for your shares to be redeemed.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with the redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination agreement as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination agreement, knowing that if we do not consummate an initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above.

We may not be able to consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, in which case we would redeem our public shares.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and other events and uncertainties, including terrorist attacks, natural disasters, a significant outbreak of infectious diseases or the instability in the banking sector experienced during 2023. For example, major public health crises like the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay liquidation expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and to the other requirements of applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.10 per public share, or less than $10.10 per public share, on the redemption of their shares, and our warrants may expire worthless. Additionally, uncertainties surrounding the financial markets and the viability of banks and other financial institutions may result in market volatility, which may impact our financial condition and our ability to complete an initial business combination. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per public share” and other risk factors in this Annual Report.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our public shares, and the warrants may be worthless.

We have 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, holders of Class A ordinary shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then issued and outstanding Class A ordinary shares, subject to applicable law.

If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants may be worthless.

If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants from public shareholders, which may reduce the public “float” of our Class A ordinary shares or warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination where otherwise permissible under applicable law, rules and regulations. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If our Sponsor, directors, executive officers, advisors or their affiliate purchase public shares or warrants in such transactions, none of the funds in the Trust Account will be used to purchase such shares or warrants.

In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares or warrants in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. In addition, any such purchases of shares or warrants would reduce the number of shares and public warrants held by non-affiliates and reduce the number of holders eligible to vote such shares or warrants on any matters submitted to the holders of our securities for approval in connection with our initial business combination or may affect our ability to satisfy certain customary closing conditions in an agreement with a target that requires us to have a certain amount of cash at the closing of our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business—Effecting Our Initial Business Combination—Permitted Purchases of Our Securities” for a description of how our Sponsor, directors, executive officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business—Effecting Our Initial Business Combination—Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, you will lose the ability to require us to redeem all such shares in excess of 15% of our Class A ordinary shares held by you and any other person with who is deemed to be acting in concert or as a “group” with you.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to require us to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. As a result, you will continue to hold excess shares and, in order to dispose of such excess shares, would be required to sell your shares in open market transactions, potentially at a loss.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by major public health crises like the COVID-19 pandemic and the status of the U.S. and global economy, including the debt and equity markets.

A major public health crisis could impact the U.S. and global economy. Disruptions to commercial activity (such as the imposition of quarantines or travel restrictions) or, more generally, a failure to contain or effectively manage a public health crisis may adversely impact our search for a business combination and the business of any potential target business with which we consummate a business combination.

Additionally, while restrictions have generally been lifted globally, and the World Health Organization has declared the end of the COVID-19 global health emergency, the COVID-19 pandemic contributed, and any future public health crisis could contribute, to adverse impacts on global commercial activity and supply chain operations and significant volatility in the equity and debt markets. Such volatility could impact our ability to consummate a transaction that may be dependent on the ability to raise equity and debt financing.

Because of our limited resources and the significant competition for business combination opportunities, we may be unable to complete our initial business combination. If we have not completed our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants may expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Since 2022, an increasing number of special purpose acquisition companies have liquidated due to an inability to complete an initial business combination. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering, the sale of the Private Placement Warrants and the Overfunding Loans, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Furthermore, we are obligated to offer holders of our public shares the right to require us to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these limitations and obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants may expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient for us to operate for at least the next 24 months, or such earlier date as our board of directors may approve, we will depend on loans from our Sponsor or directors and executive officers to fund our search and to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, only $3,500,000 will be available to us initially outside the Trust Account to fund our working capital requirements. We believe that, upon closing of the Initial Public Offering, the funds available to us outside of the Trust Account, will be sufficient for us to operate for at least the next 24 months, or such earlier date as our board of directors may approve. However, we cannot assure you that our estimate is accurate for a target business. Additionally, in the event that our offering expenses exceed our estimate of $800,000, we may fund such excess with funds not to be held in the Trust Account. In such case, unless funded by the proceeds of loans available from our Sponsor or its affiliates, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, our directors and executive officers or other third parties to operate or may be forced to liquidate. Neither our Sponsor, directors or executive officers nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not completed our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.10 per share, or possibly less, on our redemption of our public shares, and our warrants may expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

We will conduct due diligence on a target business with which we intend to combine. However, we cannot assure you that this diligence will surface all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside the control of the target business and us will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. These shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per public share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us, including any regulatory actions successfully made against the Trust Account. Although, following our Initial Public Offering, we will seek to have all material vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our directors and executive officers will consider whether competitive alternatives are reasonably available to the company and will only enter into an agreement with such third party that has not executed a waiver if our directors and executive officers believes that such third party’s engagement would be significantly more beneficial to us than any alternative. The underwriters will not execute an agreement with us waiving such claims to the monies held in the Trust Account.

A third party may refuse to execute a waiver in numerous circumstances, such as the engagement of a third-party consultant whose particular expertise or skills are believed by our directors and executive officers to be superior to those of other consultants that would agree to execute a waiver or in cases where our directors and executive officers are unable to retain a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.10 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to this Annual Report, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations. Such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

We have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for redemptions as of the date of the liquidation of the Trust Account could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders at the time of liquidation may be reduced below $10.10 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), effective as of 125 days following the publication of the 2024 SPAC Rules in the Federal Register, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:
•restrictions on the nature of our investments; and

•restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:
•registration as an investment company;

•adoption of a specific form of corporate structure; and

•reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

     In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of

Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend certain provisions of our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent our completing an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

In the adopting release for the 2024 SPAC Rules, the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. Additionally, if we were deemed to be an investment company, and we are unable to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or abandon our efforts to complete an initial business combination and instead liquidate the Trust Account. As a result, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities and our warrants may expire worthless.

The grant of registration rights to our Sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our Sponsor and its permitted transferees can demand that we register the Class A ordinary shares into which Class B ordinary shares are convertible, the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and warrants that may be issued upon conversion of working capital loans and the Overfunding Loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares, which may make our initial business combination more difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the impact on the market price of our Class A ordinary shares when the securities owned by our Sponsor or its permitted transferees are registered.

Because we are not limited to evaluating a target business in a particular industry sector and have not selected any specific target businesses to pursue in our initial business combination, you will not have the opportunity to assess the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any industry, sector or location, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. If we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in those businesses. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to fully assess all of the risks or have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and we may be unable to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a decline in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value of their securities.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities.

The loss of a business combination target’s key personnel could adversely impact the operations and profitability of our post-combination business.

The role of prospective target business’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of prospective target business’s management team will remain associated with the target company following our initial business combination, it is possible that members of the management of the target company will not wish to remain in place. The loss of key personnel could adversely affect the operations and profitability of our post-combination business.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our directors and executive officers’ area of expertise.

We may consider a business combination outside of our directors and executive officers’ area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our directors and executive officers’ expertise, our directors and executive officers’ expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our directors and executive officers’ expertise would not be relevant to an understanding of the business that we elect to acquire. Although our directors and executive officers will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholder who choose to remain shareholders following our business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants may expire worthless.

We are not required to obtain an opinion from an independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination or earlier at the option of the holders of the Class B ordinary shares as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 9,000,000,000 Class A ordinary shares, par value $0.0001 per share, 900,000,000 Class B ordinary shares, par value $0.0001 per share, and 99,990,000 preference shares, par value $0.0001 per share. As of December 31, 2023, there were 8,950,000,000 and 887,500,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) at the time of the consummation of our initial business combination or earlier at the option of the holders of Class B ordinary shares. Additionally, there are no preference shares issued and outstanding. These amounts exclude any shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any or Class A ordinary shares or Private Placement Warrants that may be issued upon conversion of the Overfunding Loans and any working capital loans, respectively. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination as described in this Annual Report and in our amended and restated memorandum and articles of association. As of December 31, 2023, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated memorandum and articles of association provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders of such shares to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•may significantly dilute the equity interest of investors in the Initial Public Offering;

•may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•may adversely affect prevailing market prices for our units, Class A ordinary shares or warrants; and

•may not result in adjustment to the exercise price of our warrants.

Unlike most other similarly structured blank check companies, our Sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) at the time of the consummation of our initial business combination or earlier at the option of the holders of the Class B ordinary shares at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any Private Placement Warrants issued to our Sponsor or any of its affiliates upon conversion of working capital loans and the Overfunding Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one. This is different than most other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.10 per share or which approximates the per-share amounts in our Trust Account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity and capital to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time. Any such issuances of equity securities could dilute the interests of our existing shareholders.

Resources could be wasted in researching acquisitions that are not completed, which could materially and adversely affect subsequent attempts to identify and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially and adversely affect subsequent attempts to identify and acquire or merge with another business.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Although the U.S. inflation rate has decreased in the fourth quarter, it remains well above the historic levels over the past several decades. Such increased inflation and interest rates in the United States and elsewhere may lead to, among other things, (i) increased price volatility for publicly traded securities, including ours, (ii) increased borrowing costs and higher risk-

free rates, (iii) other national, regional and international economic disruptions, and (iv) uncertainty regarding the valuation of target businesses, any of which could make it more difficult for us to consummate an initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by difficult market and geopolitical conditions.

Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the conflict between Russia and Ukraine and more recently between Israel and Hamas and the ongoing instability in the Middle East region. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over persistent inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified as a result of the upcoming 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies.

In addition, numerous structural dynamics and persistent market trends have exacerbated volatility and market uncertainty. Concerns over significant volatility in the commodities markets, sluggish economic expansion in foreign economies, including continued concerns over growth prospects in China and emerging markets, growing debt loads for certain countries, uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures and speculation about a possible recession all highlight the fact that economic conditions remain unpredictable and volatile. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S. In recent periods, geopolitical tensions, including between the U.S. and China, have escalated. Any of the foregoing could have a significant impact on our search for a business combination and on the target with which we ultimately consummate a business combination.

Ares may choose not to refer certain opportunities to us due to reputational interests, financial interests, confidentiality concerns, legal, regulatory, tax and any other interests or considerations relevant to Ares, its clients and their respective portfolio companies.

Ares, together with its affiliates, engages in a broad range of business activities and invests in a broad range of businesses and assets. Ares takes into account interests of its affiliates, funds and each of their respective portfolio companies (including reputational interests, financial interests, confidentiality concerns, legal, regulatory, tax and any other interests or considerations that arise from time to time) when determining whether to pursue (or how to structure) a potential transaction or investment opportunity. As a result, it is possible that Ares may choose not to refer a business opportunity to us or our officers or directors who are affiliated with Ares may choose not to pursue an opportunity notwithstanding that such opportunity would be attractive to us due to the reputational, financial, confidentiality, legal, regulatory, tax and/or other interests or considerations of Ares and its affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that are affiliated with our Sponsor, executive officers, directors or existing holders, which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors,
Executive Officers and Corporate Governance—Conflicts of Interest.” Our Sponsor, directors and executive officers, Ares, or its affiliates may sponsor, form or participate in other blank check companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. In addition, funds managed by Ares may have provided debt to companies we pursue and such debt may or may not be paid off in connection with a potential business combination. This can include debt that has been purchased below par but may be required to be repaid at par in connection with such business combination. Although we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination, any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination and may compete with us for business combination opportunities. Our Sponsor, executive officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not specifically focus on, or target, a transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business—Effecting Our Initial Business Combination—

Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Our Sponsor, executive officers and directors may lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the Initial Public Offering), and conflicts of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On March 19, 2021, our Sponsor paid $25,000 to cover certain of our offering costs in consideration of our Class B ordinary shares. Prior to the initial investment in the company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. As a result of various transactions, our Sponsor (together with its permitted transferees) currently holds an aggregate of 12,500,000 Class B ordinary shares, which represents 20% of the outstanding shares after the Initial Public Offering. The Class B ordinary shares may be worthless if we do not complete an initial business combination. In addition, our Sponsor has purchased an aggregate of 14,300,000 Private Placement Warrants, including 1,000,000 Private Placement Warrants to cover over-allotments, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, in a private placement that closed simultaneously with the closing of the Initial Public Offering. If we do not consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, the Private Placement Warrants may expire worthless. In addition, if we do not complete our initial business combination, we will not repay the Overfunding Loans from the Trust Account, and we would likely not have other available funds to repay the Overfunding Loans. The personal and financial interests of our executive officers and directors may influence them in identifying and selecting a target business combination, completing an initial business combination and operating the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the Initial Public Offering nears, which is the deadline for our consummation of an initial business combination.

To complete a business combination, we may issue notes or other debt securities or otherwise incur substantial debt, which may adversely affect our leverage and financial condition and negatively impact the value of our shares.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities (other than the Overfunding Loans), or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

•default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•our inability to pay dividends on our Class A ordinary shares;

•using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation or prevailing interest rates; and

•limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering, the sale of the Private Placement Warrants and the Overfunding Loans, which will cause us to be dependent on a single business that may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2023, we had $523,038,352 in the Trust Account.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. The lack of diversification that may result from completing our initial business combination with a single entity may subject us to numerous economic, competitive, geographic and regulatory factors. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may:

• solely depend on the performance of a single business, property or asset; or

•depend on the development or market acceptance of a single or limited number of products, processes or services.

Any of the foregoing risks could have a substantial adverse impact upon the particular industry in which we may operate following our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us to complete our initial business combination timely or at all. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable or attractive as the limited information may have indicated.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable or attractive as the limited information may have indicated.

Our shareholders may collectively own a minority of the post-business combination company and accordingly, our directors and executive officers may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons. We will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business transaction could own less than a majority of our outstanding shares subsequent to our initial business combination. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, our directors and executive officers may be unable to maintain control of the acquired business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have required us to redeem their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders of such shares.

To effectuate an initial business combination, blank check companies have amended various provisions of their charters and other governing instruments, including their warrant agreements. We may seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

To effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then-outstanding Private Placement Warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to have their public shares redeemed for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to the rights or pre-initial business combination activity of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We may seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company. The support of such proposed amendments by our Sponsor, directors and officers who hold ordinary shares may make it easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provides that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of Initial Public Offering, the Private Placement and the Overfunding Loans into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders) may be amended if approved by special resolution, approved by holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company. Corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 50% of our ordinary shares. Our Sponsor and its permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, 20% of our ordinary shares upon the closing of the Initial Public Offering (assuming they do not purchase any units in the Initial Public Offering), will participate in any vote to amend our amended and restated memorandum and articles of association or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree.

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to the rights or pre-initial business combination activity of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to have their Class A ordinary shares redeemed upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not completed our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants may expire worthless.

Although we believe that the net proceeds of the Initial Public Offering, the sale of the Private Placement Warrants and the Overfunding Loans will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering, the sale of the Private Placement Warrants and the Overfunding Loans prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not completed our initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, our public shareholders may only receive their pro rata portion of the funds in the Trust Account equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable), and our warrants may expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our annual report on Form 10-K for the year ending December 31, 2024. In the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

Our Sponsor owns 20.0% of our issued and outstanding ordinary shares following the Initial Public Offering. Our Sponsor is exclusively “controlled” for CFIUS purposes by Mr. Ogilvie, who is a US citizen, and thus we do not believe that our Sponsor is a “foreign person” as defined in the CFIUS regulations. While one of the officers of our Sponsor is a UK citizen, we do not believe that we otherwise have any substantial ties with a foreign person, and we do not expect that a transaction by us would necessarily require or warrant CFIUS review. However, it is possible that non-U.S. persons could be involved in our initial business combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial business combination becomes subject to regulatory review, including review by CFIUS. As such, an initial business combination with a U.S. business or foreign business with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our warrants may be worthless.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•costs and difficulties inherent in managing cross-border business operations;

•rules and regulations regarding currency redemption;

•complex corporate withholding taxes on individuals;

•laws governing the manner in which future business combinations may be effected;

•exchange listing or delisting requirements;

•tariffs and trade barriers;

•regulations related to customs and import/export matters;

•local or regional economic policies and market conditions;

•unexpected changes in regulatory requirements;

•challenges in managing and staffing international operations;

•longer payment cycles;

•tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•currency fluctuations and exchange controls;

•rates of inflation;

•challenges in collecting accounts receivable;

•cultural and language differences;

•employment regulations;

•underdeveloped or unpredictable legal or regulatory systems;

•corruption;

•protection of intellectual property;

•social unrest, crime, strikes, riots and civil disturbances;

•regime changes and political upheaval;

•terrorist attacks and wars; and

•deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and pandemics, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

If our initial business combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 became law in the United States, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The excise tax will apply to stock repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax; however, only limited guidance has been issued to date.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our Class A ordinary shares (absent any regulations and other additional guidance that may be issued in the future with retroactive effect).

However, in connection with an initial business combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions and, because our securities are trading on the NYSE, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with the initial business combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the U.S. Department of the Treasury, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our stock redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the U.S. Department of the Treasury that may be issued and applicable to the redemptions. Issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial business combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial business combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

In recent years, challenging market conditions have caused an increasing number of special purpose acquisition companies to be unable to complete an initial business combination.

Since 2022, an increasing number of special purpose acquisition companies have liquidated due to an inability to complete an initial business combination due to competition for available targets with attractive fundamentals or business models as well as challenging market conditions. Further, challenges in the market for so-called PIPE transactions may limit our ability to secure additional financing in an initial business combination, which may in turn result in our inability to consummate an initial business combination. In addition, the redemption rate among existing special purpose acquisition company shareholders has risen sharply in recent years. High rates of redemption may challenge our ability to consummate an initial business combination because it may require us to seek more additional financing to consummate an initial business combination.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will released from the Trust Account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to the date that is 60 days from the date of our Initial Public Offering, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’

financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Relating to Our Management Team

We are dependent upon our executive officers and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers. We believe that our success depends on the continued service of our officers, who are employed by an affiliate of our Sponsor, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our officers and directors are and in the future will be required to commit time and attention to Ares and current and future Ares funds. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, any of such entities (including, without limitation, arising as a result of certain of officers and directors being required to offer acquisition opportunities to such entities), Ares and its affiliated funds will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor. We do not have an employment agreement with, or key-man insurance on the life of, any of our executive officers.

In addition, if any of our executive officers ceased to be employed by an affiliate of our Sponsor, such individual may also no longer serve as one of our executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to effectuate our initial business combination and to successfully operate thereafter will depend on our key personnel. The loss of, or inability to attract, key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to effectuate our initial business combination depends on the diligence, skill, judgment, business contacts and personal reputations of our key personnel. Our future success will depend upon our ability to retain our current key personnel and to recruit additional qualified personnel. If any of our key personnel join competitors or from competing companies, we may be unable to complete our initial business combination. We do not carry any “key person” insurance that would provide us with proceeds in the event of the death or disability of any of our key personnel.

We anticipate that it will be necessary for us to add key personnel to complete our initial business combination or operate our post-combination business. However, the market for qualified professionals is extremely competitive and we may not succeed in recruiting additional personnel or we may fail to effectively replace current personnel who depart with qualified or effective successors.

Our failure to appropriately address conflicts of interest could adversely affect our business and reputation.

Following the completion of the Initial Public Offering and until we consummate our initial business combination, we will seek to identify and combine with one or more businesses. Certain of our officers and directors have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which they are or will be required to present a business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. For example, certain of our officers and directors are also officers, managers or directors of Ares and certain of its affiliated funds and investment vehicles, and certain of their current or former portfolio companies. Some of these entities have limited partners or public equity holders to whom these individuals owe fiduciary duties. Accordingly, conflicts of interest may arise in determining the allocation of specific investment opportunities among Ares, its funds and investment vehicles, and us and the allocation of fees and costs among these entities. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.
In addition, our directors and officers or Ares or its affiliates may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, conflicts of interest may arise in determining the allocation of specific investment opportunities to any such companies and us and the allocation of fees and costs among these entities. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity (including with respect to any business transaction that may involve another Ares entity) for any director or officer, on the one hand, and us, on the other. Any such blank check company may present additional conflicts of interest in pursuing an acquisition target, particularly if there is overlap among investment mandates and the board and management teams.

Though we believe we and Ares have appropriate means and oversight to resolve the foregoing conflicts, our judgment on any particular decision could be challenged. If we fail to appropriately address any such conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us or result in potential litigation against us.

For additional information about our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” and “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”

Our executive officers and directors will allocate their time to other businesses, which could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full professional time to our affairs, which may result in conflicts of interest in allocating their time between our operations and identifying a potential acquisition target and their other professional responsibilities. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. Our independent directors also serve as, and may in the future serve as, officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our Sponsor after the consummation of the Initial Public Offering and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

Certain of our officers and directors may own membership interests in our Sponsor and indirect interests in our Class B ordinary shares and Private Placement Warrants which may result in interests that differ from the economic interests of the investors in the Initial Public Offering, which includes making a determination of whether a particular target business is an appropriate business with which to effectuate our initial business combination. There may be a potential conflict of interest between our officers and directors that hold membership interests in our Sponsor and our public shareholders that may not be resolved in favor of our public shareholders. See “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Although it is not our intention, we may enter into a business combination with a target business that is affiliated with our Sponsor, or one or more of our directors or executive officers or in which they have a direct or indirect pecuniary or financial interest. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence them in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. This could give rise to claim by us or our shareholders for a breach of their fiduciary duties to us as a matter of Cayman Islands law. However, we may not ultimately be successful in any claim we may make against them.

Compliance with United States securities laws may require additional time and resources.

Following our initial business combination, our directors and executive officers may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination may remain in place. Management of the target business may not be familiar with United States securities laws, compliance with which may place a strain on our systems and resources. If our directors and executive officers are not able to develop the necessary expertise, procedures and processes, we may be unable to report our financial information on a timely or accurate basis, which could subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable NYSE listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could have a material adverse effect on us and lead to a decline in the price of our securities.

Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert our management team’s and directors’ attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Risks Relating to Ownership of Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described in this Annual Report, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering or (B) with respect to any other material provisions relating to the rights or pre-initial business combination activity of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, subject to applicable law and as further described in this Annual Report. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We have been approved to have our units listed on the NYSE and to have our Class A ordinary shares and warrants on or promptly after their date of separation. Although after giving effect to the Initial Public Offering we meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. To continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000), a minimum market capitalization attributable to publicly held shares (generally $40,000,000) and a minimum number of holders of our securities (generally 300 public holders). Requests for redemption in connection with a shareholder vote on extension may adversely affect our ability to meet these requirements and may result in a suspension of trading or loss of our listing.

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE initial listing requirements, which are more rigorous than the NYSE continued listing requirements, to continue to maintain the listing of our securities on the NYSE.

For instance, for our shares to be listed upon the consummation of our business combination, at such time our share price would generally be required to be at least $4.00 per share, our total market capitalization would be required to be at least $200.0 million, the aggregate market value of publicly held shares would be required to be at least $100.0 million and we would be required to have at least 400 round lot shareholders. We cannot assure you that we will be able to meet those listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our securities;

•reduced liquidity for our securities;

•a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•a limited amount of news and analyst coverage; and

•a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we have been approved to have our units and eventually our Class A ordinary shares and warrants listed on the NYSE, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of blank check companies subject to Rule 419 of the Securities Act.

Since the net proceeds of the Initial Public Offering, the sale of the Private Placement Warrants and the Overfunding Loans are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we are listed on a national securities exchange meeting certain quantitative requirements set out in Rule 3a51-1(a)(2) of the Exchange Act, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

The value of the Class B ordinary shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Our Sponsor (and its permitted transferees) invested in us an aggregate of $14,325,000, comprised of the $25,000 purchase price for the Class B ordinary shares and the $14,300,000 purchase price for the Private Placement Warrants. Such purchase of the Private Placement Warrants was funded by our Sponsor. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 12,500,000 Class B ordinary shares would have an aggregate implied value of $125,000,000. Even if the trading price of our ordinary shares were as low as $1.15 per share, and the Private Placement Warrants are worthless, the value of the Class B ordinary shares would be equal to our Sponsor’s (and its permitted transferees) initial investment in us. As a result, our Sponsor (and its permitted transferees) is likely to be able to make a substantial profit on the investment in us at a time when our public shares have lost significant value (whether because of a substantial amount of redemptions of our public shares or any other reason). Accordingly, our management team, which owns interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less established target business than would be the case if our Sponsor had paid the same per share price for the Class B ordinary shares as our public shareholders paid for their public shares.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us (the “warrant agreement”). The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then-outstanding Private Placement Warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders, and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

None of the Private Placement Warrants will be redeemable by us.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 25,000,000 of our Class A ordinary shares as part of the units offered in our Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 14,300,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if our Sponsor makes any working capital loans, it may convert up to $2,000,000 of such loans into up to an additional 2,000,000 Private Placement Warrants, at the price of $1.00 per warrant.

We may also issue Class A ordinary shares in connection with our redemption of our warrants.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other similar offerings whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest earned on such issuances, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Description of Securities—Warrants—Public Shareholders’ Warrants—Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

The determination of the offering price of our units and the size of the Initial Public Offering is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.

Prior to the Initial Public Offering there has been no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of the Initial Public Offering, our directors and executive officers held customary organizational meetings with the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of the Initial Public Offering, prices and terms of the units, including the Class A ordinary shares and warrants underlying the units, include:

•the history and prospects of companies whose principal business is the acquisition of other companies;

•prior offerings of those companies;

• our prospects for acquiring an operating business at attractive values;

•a review of debt to equity ratios in leveraged transactions;

•our capital structure;

•an assessment of our directors and executive officers and their experience in identifying operating companies;

•general conditions of the securities markets at the time of the Initial Public Offering; and

•other factors as were deemed relevant.

Although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

As of the closing of the Initial Public Offering, our Sponsor (together with its permitted transferees) owns, on an as-converted basis, 20% of our issued and outstanding ordinary shares (assuming it does not purchase any units in the Initial Public Offering). Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Sponsor purchases any units in the Initial Public Offering or if our Sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual shareholder meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual shareholder meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30, before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.
Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

Additionally, the letter agreement between us, our Sponsor and each of our directors and executive officers, the form of which is filed as an exhibit to this Annual Report, is also governed by Cayman Islands law. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations. Any claims or disputes relating to this letter agreement must be brought and enforced in the courts of the Cayman Islands and the parties irrevocably submit to such exclusive jurisdiction and venue.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our directors and executive officers, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench our directors.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of our directors and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate memorandum and articles of association will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or shareholders for breach of fiduciary duty and certain other actions may be brought only in the courts of the Cayman Islands and, if brought outside of The Cayman Islands, the shareholder bringing the suit will, subject to certain exceptions, be deemed to have consented to service of process on such shareholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or shareholders.

Our amended and restated memorandum and articles of association provide that unless the Company consents in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in the Company, including but not limited to (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any current or former director, officer, shareholder or other employee of the Company to the Company or the shareholders of the Company, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against the Company governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that the Company may have, each shareholder of the Company acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly the Company shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our Units may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the Units, the allocation an investor makes with respect to the purchase price of a Unit between the Class A ordinary shares and the one-half of a warrant to purchase one Class A ordinary share included in each Unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the Units is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our Class A ordinary shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us and is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us and is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we have not consummated an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, our public shareholders may be forced to wait beyond such 24 months, or such earlier date as our board of directors may approve before redemption from our Trust Account.

If we have not consummated an initial business combination within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay liquidation expenses), will be used to fund the redemption of our public shares, as further described in this Annual Report. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount in the Trust Account, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association prior thereto and only then in cases where investors have sought to require us to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination and have not amended certain provisions of our amended and restated memorandum and articles of association within 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors or as having acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of $18,293 and imprisonment for five years in the Cayman Islands.

We may not hold an annual shareholder meeting until after the consummation of our initial business combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual shareholder meeting until one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold shareholder meetings to elect directors. Until we hold an annual shareholder meeting, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual shareholder meeting) serving a three-year term.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

We are registering the issuance of Class A ordinary shares that are issuable upon exercise of the warrants because the warrants will become exercisable 30 days after the completion of an initial business combination, which may be within one year of the Initial Public Offering. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination or earlier upon redemption or liquidation, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement on Form S-1 filed in connection with our Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement.

We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference in such registration statement or prospectus are not current or correct or the SEC issues a stop order. If the issuances of such Class A ordinary shares upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula. However, no warrant will be exercisable for cash, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or unless an exemption is available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the issuance of such shares under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in the Initial Public Offering. In such an instance, our Sponsor and its transferees (which may include our directors and executive officers) would be able to sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the issuance of any underlying securities for sale under all applicable state securities laws.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A ordinary shares issuable upon exercise of these warrants will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $17.50 per share, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and there is no information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company for which there is no information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 20 business days of the closing of an initial business combination.

We may be a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion of a taxable year) that is included in the holding period of a U.S. holder of our Class A ordinary shares or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year (and if the start-up exception may be applicable, potentially not until after the two taxable years following). Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. holders to consult their tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

The securities in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.10 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public shareholders. In addition, we are allowed to remove permitted withdrawals to pay our taxes; this means that even with a positive interest rate, most or all of the interest income may be withdrawn by us and not be available to fund our business combination or to be returned to investors upon a redemption.

General Risk Factors

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company incorporated under the laws of the Cayman Islands with no operating results, and we did not commence operations until obtaining funding through the Initial Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by Ares or its affiliates or our directors and executive officers, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us, and we may be unable to provide positive returns to shareholders.

Information regarding performance by, or businesses associated with, Ares or its affiliates or our directors and executive officers is presented for informational purposes only. Any past experience and performance of Ares or its affiliates or our directors and executive officers is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of Ares or its affiliates or our directors and executive officers’ performance as indicative of the future performance of an investment in us, including whether we can provide an attractive return to our shareholders, or as indicative of every prior investment by our directors and executive officers. Ares and our directors and executive officers have had limited experience with blank check companies and special purpose acquisition companies. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Cybersecurity failures and data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.

The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security breaches and cyber-attacks or other security breaches, which may include intentional attacks or accidental losses, either of which may result in unauthorized access to, or corruption of, our hardware, software, or data processing systems, or to our confidential, personal, or other sensitive information. In addition, we, our Sponsor or its affiliates may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information. The result of any cyber-attack or other security incidents may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen assets or information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our cybersecurity risks.

Although we are not currently aware of any cyber-attacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside or inside parties. We, or our third-party providers, may face a heightened risk of a security breach or disruption with respect to confidential, personal or other sensitive information resulting from an attack by foreign governments or cyber terrorists. Further, we are dependent on third-party providers for hosting hardware, software and data processing systems that we do not control. We also rely on third-party service providers for certain aspects of our business, including for certain information systems and technology. While we rely on the cybersecurity strategy and policies implemented by Ares Management, which include the performance of risk assessments on our third-party providers, our reliance on them and their potential reliance on other third-party providers removes certain cybersecurity functions from outside of our immediate control, and cyber-attacks on Ares Management, on us or on our third-party providers could adversely affect us, our business and our reputation. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by others, including by our third-party providers.

As our reliance on computer hardware and software systems, data processing systems, and other technology has increased, so have the risks posed to such systems, both those we or Ares Management controls and those provided by our third-party providers. Cyber-attacks may originate from a wide variety of sources, and while Ares Management has implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber-attacks, these measures do not guarantee that a cyber-attack will not occur or that our financial results, operations or confidential information, personal or other sensitive information will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched. Ares Management relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on their information systems, as well as on policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal or other sensitive information. Although Ares Management takes protective measures and endeavors to strengthen its computer systems, software, technology assets and networks to prevent and address potential cyber-attacks, there can be no assurance that any of these measures prove effective. Ares Management expects to be required to devote increasing levels of funding and resources to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance its cybersecurity procedures and controls.

Cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of our Sponsor and its affiliates, our investors and others and other sensitive information that Ares Management collects, processes and stores in its data centers and on its networks or those of its third-party service providers. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with applicable contractual or other legal obligations regarding such data or intellectual property or a violation of applicable privacy and security policies with respect to such data could result in significant investigation, remediation and other costs, fines, penalties, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. In the latter half of 2021, the SEC brought three charges, sanctioning eight companies, all of which were registered as broker dealers, investment advisory firms or both, for deficient cybersecurity policies and procedures, and settled charges in two separate actions against public companies for deficient disclosure controls and procedures violations related to a cybersecurity vulnerability that exposed sensitive customer information. More recently, the SEC proposed new rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies, as well as amendments to certain rules that govern investment adviser and fund disclosures. In July 2023, the SEC also adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our and Ares Management’s policies and systems designed to manage cybersecurity risks and related disclosures. We also expect to face increased costs to comply with the new SEC rules, including Ares Management’s increased costs for cybersecurity training and management. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, the California Consumer Privacy Act of 2018 (“CCPA”), the New York SHIELD Act, the General Data Protection Regulation (“GDPR”) and the United Kingdom General Data Protection Regulation. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.

There may be substantial financial penalties or fines for breach of privacy laws (which may include insufficient security for personal or other sensitive information). For example, the maximum penalty for breach of the GDPR is the greater of 20 million Euros and 4% of group annual worldwide turnover, and fines for each violation of the CCPA are $2,500, or $7,500 per violation for intentional violations. Non-compliance with any applicable privacy or data security laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our, our Sponsor or its affiliates’ confidential or other information processed and stored in, or transmitted through, our or Ares Management’s computer systems and networks (or those of our third-party service providers), or otherwise cause interruptions or malfunctions in our, our Sponsor or its affiliates’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of investors.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Assessment, Identification and Management of Material Risks from Cybersecurity

We rely on the cybersecurity strategy and policies implemented by Ares Management, the parent company of our Sponsor. Ares Management’s cybersecurity strategy prioritizes the detection and analysis of, and response to, known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Ares Management’s enterprise-wide cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework. Ares Management’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Ares Management has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats, and we rely on those controls to help us protect our information, our information systems, and the information of our investors, and other third parties who entrust us with their sensitive information.

Ares Management’s cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help Ares Management prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us, our Sponsor or Ares Management. Ares Management’s cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity risks, including those which may impact us, our Sponsor or Ares Management, is integrated into Ares Management’s Enterprise Risk Management program, which is overseen by the Ares Enterprise Risk Committee (the “Ares Management ERC”), as discussed below. In addition, Ares Management periodically engages with third-party consultants and key vendors to assist it in assessing, enhancing, implementing, and monitoring its cybersecurity risk management programs and responding to incidents.

The Ares Management cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training, including for all of the employees of Ares Management. Ares Management’s cybersecurity training programs also include annual certification requirements for employees of Ares Management with respect to certain policies supporting the cybersecurity program including information security and electronic communications, data protection and privacy. Ares Management undertakes periodic internal security reviews of its information systems and related controls, including systems affecting personal data and the cybersecurity risks of Ares Management’s and our critical third-party service providers and other partners. Ares Management also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

In the event of a cybersecurity incident impacting us, our Sponsor or Ares Management, Ares Management has developed an incident response plan that provides guidelines for responding to such an incident and facilitates coordination across multiple operational functions of Ares Management. The incident response plan includes notification to the applicable members of cybersecurity leadership, including Ares Management’s Chief Information Security Officer (“CISO”), and, as appropriate, escalation to the full Ares Management ERC and/or an internal ad-hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on their nature, incidents may also be reported to the audit committee or full board of directors of Ares Management, as well as to the audit committee of our board of directors and to our full board of directors, if appropriate.

Material Impact of Cybersecurity Risks

Since our inception, we have not experienced a material information security breach incident and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors— General Risk Factors— Cybersecurity failures and data security incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.”

Oversight of Cybersecurity Risks

Our cybersecurity program is managed by Ares Management’s dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Ares Management’s CISO who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on, and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Ares Management’s CISO is also a member of the Ares Management ERC. The Ares Management ERC is a cross-functional committee that governs and oversees the Ares Management Enterprise Risk Program, including cybersecurity. The Ares Management ERC includes members of Ares Management’s senior executive management, including its Chief Executive Officer, Chief Financial Officer, General Counsel, Global Chief Compliance Officer, Chief Information Officer, CISO, and Head of Enterprise Risk, who acts as chairperson of the Ares Management ERC. The Ares Management ERC, through regular consultation with the Ares Management internal cybersecurity team, assesses, discusses, and prioritizes Ares Management’s approach to high-level risks, mitigating controls, and ongoing cybersecurity efforts.

Our audit committee has primary responsibility for oversight with respect to risk assessment and risk management. As a company with no operations, we rely on the cybersecurity program and policies implemented by Ares Management. In the event of a cybersecurity incident impacting us or our Sponsor, the Ares Management CISO will report to our audit committee and provide updates on Ares Management’s incident response plan for addressing and mitigating any risks associated with such an incident.

Item 2. Properties

Our executive offices are located at 245 Park Avenue, 44th Floor, New York, New York 10167, and our telephone number is (212) 750-7300. The cost for our use of this space is included in the $16,667 per month fee we pay to our Sponsor for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

From time to time, we, our executive officers, directors, our Sponsor and its respective affiliates and/or any of their respective principals and employees are subject to legal proceedings in the ordinary course of business, and may, as a result, incur significant costs and expenses in connection with such legal proceedings. As of December 31, 2023, we were not subject to any material pending legal proceedings.

We and our Sponsor and its affiliates are also subject to extensive regulation, which, from time to time, results in requests for information from us or our Sponsor or its affiliates, or regulatory proceedings or investigations against us or our Sponsor or its affiliates. We may incur significant costs and expenses in connection with any such information requests, proceedings or investigations.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbol “AACT.U”, “AACT” and “AACT WS”, respectively.

Holders

On February 23, 2024, there was one holder of record for our units, one holder of record for our Class A ordinary shares, one holder of our Class B ordinary shares and two holders of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the consummation of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to consummation of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends prior to the consummation of our initial business combination. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On March 19, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of 25,156,250 Class B ordinary shares. Through April 25, 2023, the Company effectuated a share surrender and share recapitalizations resulting in the Sponsor holding an aggregate of 12,937,500 Class B ordinary shares. The Sponsor agreed to forfeit up to 1,687,500 Class B ordinary shares to the extent that the underwriters’ over-allotment option was not exercised in full so that the Class B ordinary shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On April 25, 2023, the underwriters partially exercised the over-allotment option to purchase 5,000,000 Units; thus, 1,250,000 Class B ordinary shares were no longer subject to forfeiture. On June 5, 2023, following the expiration of the remaining over-allotment option, the Sponsor forfeited 437,500 Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination, or earlier at the option of the holders of the Class B ordinary shares, on a one-for-one basis, subject to certain adjustments.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 14,300,000 Private Placement Warrants, including 1,000,000 Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $14,300,000, to the Sponsor. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

In connection with the Initial Public Offering, we incurred offering costs of $28,550,129 (including deferred underwriting commissions of $17,500,000). Other incurred offering costs consisted principally preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $505,000,000 of the net proceeds from our Initial Public Offering and certain of the proceeds from the Private Placement of the Private Placement Warrants (or $10.10 per Unit sold in the Initial Public Offering) and the Overfunding Loans were placed in the Trust Account and invested as described elsewhere in this Annual Report.

There has been no material change in the planned use of the proceeds from the Initial Public Offering, the Private Placement and the Overfunding Loans as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company”, “our”, “us” or “we” refer to Ares Acquisition Corporation II.

Special Note Regarding Forward-Looking Statements

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and certainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements”, “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company formed on March 15, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We intend to effectuate our business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We have not selected any business combination target. The issuance of additional ordinary shares in connection with a business combination:

•may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•may adversely affect prevailing market prices for our units, Class A ordinary shares or warrants; and

•may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt securities or otherwise incur significant debt, it could result in:

•default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•our inability to pay dividends on our Class A ordinary shares;

•using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation or prevailing interest rates;

•limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt; and

•other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, as of December 31, 2023, we had $1,905,123 in our operating bank account. Further, we expect to continue to incur significant costs in the pursuit of initial business combinations. We cannot assure you that our plans to complete our initial business combination will be successful.

Our registration statement for our Initial Public Offering was declared effective on April 20, 2023. On April 25, 2023, we consummated our Initial Public Offering of 50,000,000 Units, including 5,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $500,000,000, and incurring offering costs of $28,550,129, of which $17,500,000 was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 14,300,000 Private Placement Warrants, including 1,000,000 Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $14,300,000, to the Sponsor.

Upon the closing of the Initial Public Offering, the Private Placement and the Overfunding Loans, $505,000,000 ($10.10 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement and the Overfunding Loans were placed in the Trust Account located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination and (ii) the distribution of the Trust Account, as described below.

We have until April 25, 2025 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay liquidation expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which may expire worthless if the Company fails to complete a Business Combination within the Combination Period.

Results of Operations

All activity for the period from March 15, 2021 (inception) through December 31, 2023 related to our formation and the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $16,915,460, which consisted of investment income earned on investments held in Trust Account of $18,038,352, offset by general and administrative costs of $1,122,892.

For the year ended December 31, 2022, we had net loss of $3,542, consisting of formation costs.

Going Concern Considerations, Liquidity and Capital Resources

As of December 31, 2023, we had $1,905,123 in our operating bank account and working capital of $2,135,940.

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

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. We have access to funds from the Sponsor that are sufficient to fund our working capital needs until a potential business combination or up to the mandatory liquidation as stipulated in our certificate of incorporation. In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor may provide us with Working Capital Loans. As of December 31, 2023 and 2022, there were no amounts outstanding under any Working Capital Loans. However, management has determined that if we are unsuccessful in consummating an initial Business Combination, the mandatory liquidation of the Trust Account raises substantial doubt about the ability to continue as a going concern.

Trends Affecting Our Business

We continue to evaluate the impact of increases in inflation and rising interest rates, financial market instability, including the recent bank failures and certain geopolitical events, including the conflicts between Russia and Ukraine and between Israel and Hamas. Management has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on our financial position, results of operations and/or ability to complete an initial Business Combination, we cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Contractual Obligations and Off-Balance Sheet Arrangements

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

Contingent Fees

We have entered into fee arrangement with a service provider pursuant to which certain transaction fees and service fees will become payable only if we consummate a Business Combination. If the Business Combination does not occur, we will not be required to pay these contingent fees. As of December 31, 2023, the amount of these contingent fees with the service provider was $734,573.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting estimates:

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023, 50,000,000 Class A ordinary shares, subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our balance sheets. As of December 31, 2022, there were no Class A ordinary shares subject to possible redemption. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Recent Accounting Pronouncements

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the accompanying financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 16 of this Annual Report and is included in this Annual Report by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the year ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
David B. Kaplan . . . . . . . . . . . . . . . . . . . . . .	56	Chief Executive Officer and Co-Chairman
Michael J Arougheti . . . . . . . . . . . . . . . . . .	51	Co-Chairman
Jarrod Phillips . . . . . . . . . . . . . . . . . . . . . . .	46	Chief Financial Officer
Allyson Satin . . . . . . . . . . . . . . . . . . . . . . . . .	38	Chief Operating Officer
Peter Ogilvie . . . . . . . . . . . . . . . . . . . . . . . .	41	Executive Vice President of Strategy
Brad Coleman . . . . . . . . . . . . . . . . . . . . . . . .	63	Director
David G. Hirz. . . . . . . . . . . . . . . . . . . . .	67	Director
Felicia Thornton. . . . . . . . . . . . . . . . . . . . . . .	60	Director

David B. Kaplan serves as Chief Executive Officer and is Co-Chairman of the board of directors of Ares Acquisition Corporation II. Mr. Kaplan is a Co-Founder, Director and Partner of Ares Management Corporation. He is a member of the Ares Executive Management Committee and serves on several Ares Investment Committees including, among others, the Ares Corporate Opportunities and Ares Special Opportunities Investment Committees. Mr. Kaplan joined Ares in 2003 from Shelter Capital Partners, LLC, where he was a Senior Principal from June 2000 to April 2003. From 1991 through 2000, Mr. Kaplan was a Senior Partner of Apollo Management, L.P. and its affiliates. Prior to Apollo, Mr. Kaplan was a member of the Investment Banking Department at Donaldson, Lufkin & Jenrette Securities Corp. Mr. Kaplan currently serves on the supervisory board of directors of MYT Netherlands Parent B.V., the parent entity of Mytheresa GmbH. Mr. Kaplan also serves as a member of the board of directors of X-Energy Reactor Company, LLC and as the Chairman of the board of directors of the parent entity of Cooper’s Hawk Winery & Restaurants. Mr. Kaplan’s previous public company board experience includes Floor & Decor Holdings, Inc., Maidenform Brands, Inc., where he served as the company’s Chairman, GNC Holdings, Inc., Dominick’s Supermarkets, Inc., Stream Global Services, Inc., Orchard Supply Hardware Stores Corporation, Smart & Final, Inc., Allied Waste Industries Inc. and Ares Acquisition Corporation. Mr. Kaplan also currently serves as Chairman of the Board of Directors of Cedars-Sinai Medical Center, and on the President’s Advisory Group of the University of Michigan. Mr. Kaplan graduated with High Distinction, Beta Gamma Sigma, from the University of Michigan with a Bachelor of Business Administration degree, concentrating in Finance. We believe Mr. Kaplan is well qualified to serve as the Co-Chairman of our board of directors due to his knowledge of and extensive experience with leveraged finance, acquisitions and private equity investments, in addition to his service as a director of other public and private companies.

Michael J Arougheti serves as Co-Chairman of the board of directors of Ares Acquisition Corporation II. Mr. Arougheti is a Co-Founder, the Chief Executive Officer and President, and a Director of Ares Management Corporation. He is a member of the Ares Executive Management Committee, the Ares Enterprise Risk Committee and is on the Board of Directors of the Ares Charitable Foundation. He additionally serves as Co-Chairman of Ares Capital Corporation (“ARCC”) and as a director of Ares Commercial Real Estate Corporation (“ACRE”). Mr. Arougheti is also a member of the Ares Credit Group’s U.S. Direct Lending and Pathfinder Investment Committees, the Ares Equity Income Opportunity Strategy Portfolio Review Committee and the Ares Sports, Media and Entertainment Investment Committee. Prior to joining Ares in 2004, Mr. Arougheti was employed by Royal Bank of Canada (“RBC”) from 2001 to 2004, where he was a Managing Partner of the Principal Finance Group of RBC Capital Partners and a member of the firm’s Mezzanine Investment Committee. Mr. Arougheti oversaw an investment team that originated, managed and monitored a diverse portfolio of middle-market leveraged loans, senior and junior subordinated debt, preferred equity and common stock and warrants on behalf of RBC and other third-party institutional investors. Mr. Arougheti joined RBC in October 2001 from Indosuez Capital, where he was a Principal and an Investment Committee member, responsible for originating, structuring and executing leveraged transactions across a broad range of products and asset classes. Prior to joining Indosuez in 1994, Mr. Arougheti worked at Kidder, Peabody & Co., where he was a member of the firm’s Mergers and Acquisitions Group. Mr. Arougheti also serves on the board of directors of Operation HOPE, a not-for-profit organization focused on expanding economic opportunity in underserved communities through education and empowerment. Additionally, Mr. Arougheti is a member of the PATH Organization Leadership Council. Mr. Arougheti previously served as the Co-Chairman of the board of directors of Ares Acquisition Corporation from 2020 to 2023. Mr. Arougheti received a B.A. in Ethics, Politics and Economics, cum laude, from Yale University. We believe Mr. Arougheti is well qualified to serve as the Co-Chairman of our board of directors due to his knowledge of and extensive experience in investment management, leveraged finance and financial services, which give the board valuable industry-specific knowledge and expertise on these and other matters and, in addition to his service as a director of other public companies.

Jarrod Phillips serves as Chief Financial Officer of Ares Acquisition Corporation II. Mr. Phillips is a Partner and Chief Financial Officer of Ares Management Corporation. He is a member of the Ares Executive Management Committee and the Ares Enterprise Risk Committee. Prior to joining Ares in 2016, Mr. Phillips was a Partner at Deloitte & Touche LLP, where he focused on financial services and asset management assurance and advisory services. Mr. Phillips was a member of the board of directors of Safe & Sound, a not-for-profit dedicated to the strengthening of families and ending child abuse from 2010 until 2021 and is currently a member of the board of directors of School On Wheels, a not-for-profit providing tutoring and mentoring to students experiencing homelessness. Mr. Phillips holds a B.S. from Virginia Polytechnic Institute and State University in Accounting. Mr. Phillips holds a Certified Public Accountant license (inactive) in the State of California.

Allyson Satin serves as Chief Operating Officer of Ares Acquisition Corporation II. Ms. Satin is a Partner in the Corporate Strategy Group of Ares Management Corporation, where she focuses on the firm’s SPAC business. From 2009 to 2020, Ms. Satin was an investment professional in the Ares Private Equity Group, where she participated in various leveraged buyouts, growth equity and distressed debt transactions. Prior to joining Ares in 2009, Ms. Satin was an investment banking Analyst in the Global Financial Sponsors Group at Barclays Capital (formerly Lehman Brothers). Ms. Satin currently serves as a member of the board of directors of the parent entity of 99 Cents Only Stores LLC and of X-Energy Reactor Company, LLC. Ms. Satin holds a B.S. from the University of California, Berkeley Haas School of Business in Business Administration.

Peter Ogilvie serves as Executive Vice President of Strategy of Ares Acquisition Corporation II. Mr. Ogilvie is a Partner and Head of the Corporate Strategy Group of Ares Management Corporation. Mr. Ogilvie co-founded the Corporate Strategy Group to drive growth and development across the Ares platform through acquisitions, balance sheet investments, partnerships and new team onboarding. He has led the Corporate Strategy Group’s efforts on numerous transactions including the acquisition of Landmark Partners, the acquisition of American Capital, Ltd. by Ares Capital Corporation, the business development company managed by Ares, the issuance of Ares first private backed note and the formation of Ares’ business partnership with Sumitomo Mitsui Banking Corporation. Mr. Ogilvie is a board member of Vinci Partners Investments. Prior to joining Ares in 2007, Mr. Ogilvie worked in the Leveraged Finance and Restructuring Group at Credit Suisse. Mr. Ogilvie holds a B.A. from Yale University in Economics.

Brad Coleman serves as a director of Ares Acquisition Corporation II. Mr. Coleman currently serves as an independent advisor to alternative asset managers and is an Operating Partner at SLR Capital Partners, focused on strategy and strategic growth. Previously, Mr. Coleman served as Managing Director and Head of GP Coverage at Hunter Point Capital from April 2021 to December 2022 and as a Senior Advisor to Hunter Point Capital from January 2023 to December 2023. Prior to his role at Hunter Point Capital, Mr. Coleman accumulated over 30 years of investment banking and capital markets experience at Citi and its predecessor firms, primarily focusing on Private Equity, the Alternative Asset Sector, and GP Solutions. From August 1988 to March 2021, Mr. Coleman served in various roles at Salomon Brothers and Citi, including Global Head of Asset Managers/Alternative Assets from May 2008 to January 2017 and Chairman of Global Asset Managers from February 2017 to March 2021. Mr. Coleman holds a bachelor’s degree in Accounting from SUNY Albany and an MBA in Finance and Marketing from the University of Chicago, Booth School of Business. We believe that Mr. Coleman is well qualified to serve on our board of directors due to his extensive global origination and execution experience spanning various industries, including M&A, leveraged finance, equities, derivatives, and GP-related transactions.

David G. Hirz serves as a director of Ares Acquisition Corporation II. Mr. Hirz served as President and Chief Executive Officer as well as a member the board of directors of Smart & Final Stores, Inc. from January 2012 through January 2022. Prior to that, from April 2010 to January 2012, Mr. Hirz served as President and Chief Operating Officer of Smart & Final Stores, Inc. Prior to joining Smart & Final Stores, Inc., Mr. Hirz held executive positions with divisions of The Kroger Company, one of the world’s largest supermarket operators, including President of Food4Less, a national warehouse grocery store chain of The Kroger Company, and President of the Ralphs Grocery Company, the largest supermarket chain in southern California at the time. Previously, Mr. Hirz held a variety of store and operations management positions with several retail grocery companies. Mr. Hirz received a B.B.A. in Finance and Economics & Political Science from California State University,

Fullerton. We believe that Mr. Hirz is well qualified to serve on our board of directors due to his significant senior leadership experience along with his extensive knowledge of the food retail and foodservice industries.

Felicia Thornton serves as a director of Ares Acquisition Corporation II. Ms. Thornton currently serves as Chair of the board of directors of the parent entity of 99 Cents Only Stores LLC having previously held executive positions at 99 Cents Only Stores LLC, including Vice Chair from February 2018 to March 2023, Interim Chief Executive Officer from June 2019 to March 2020 and Chief Financial Officer and Treasurer from November 2015 to August 2018. Ms. Thornton currently serves as a member of the boards of directors of PACTIV Evergreen Inc., a fresh food packaging company, where she currently serves as the chair of the Audit Committee and as a member of the Nominating and Corporate Governance Committee, Convergint Technologies Group L.P., a global independent security integration company, where she currently serves as the chair of the Audit Committee, CoolSys, Inc., a private refrigeration and HVAC servicing company, where she currently serves as chair of the Audit Committee and Floor & Decor Holdings, Inc., a specialty retailer of hard surface flooring and related accessories, where she currently serves as the chair of the Nominating and Corporate Governance Committee. Previously, Ms. Thornton served as Co-Chief Executive Officer, President and Chief Operating Officer and Board Advisor for DeMoulas Super Market, Inc., a supermarket chain, from June 2014 to December 2014 and as the Chief Executive Officer of Knowledge Universe U.S., a private childhood education company, from 2006 to 2011. Ms. Thornton served as Chief Financial Officer and led overall strategy for Albertsons, a grocery and drugstore company, from 2001 to 2006. Ms. Thornton served in a variety of executive strategic and financial roles from 1992 to 2000 for Ralphs Grocery Company, Inc., a grocery store chain, and for Fred Meyer, a retail supermarket company, both of which eventually became part of The Kroger Company, a global retailer of grocery, multi-department, discount, convenience and jewelry stores, where Ms. Thornton served as Group Vice President responsible for retail operations. Ms. Thornton has served as a member of the boards of directors of public and private companies, including Ares Acquisition Corporation from 2021 to 2023, Nordstrom, Inc., a luxury retailer, from November 2010 to May 2012 and for Knowledge Universe Education, Inc. from November 2006 to May 2012. Ms. Thornton is a fellow of the National Association of Corporate Directors and a member of the Latino Corporate Director Association. Ms. Thornton received a B.S. in Economics from Santa Clara University and an M.B.A. from the University of Southern California. We believe that Ms. Thornton is well qualified to serve on our board of directors due to her extensive experience in executive leadership positions in retail, and particularly in large high-growth multi-unit retailers, in addition to her service as a director of other public companies.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual shareholder meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual shareholder meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Michael J Arougheti and Brad Coleman, will expire at our first annual shareholder meeting. The term of office of the second class of directors, consisting of David B. Kaplan and David G. Hirz, will expire at our second annual shareholder meeting. The term of office of the third class of directors, consisting of Felicia Thornton, will expire at our third annual shareholder meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by the vote of a majority of the remaining directors.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our Sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as our Sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that each of Brad Coleman, David G. Hirz and Felicia Thornton are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. Brad Coleman, David G. Hirz and Felicia Thornton serve as members of our audit committee. Our board of directors has determined that each of Brad Coleman, David G. Hirz and Felicia Thornton is independent under the NYSE listing standards and applicable SEC rules. Felicia Thornton serves as the Chairperson of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Felicia Thornton qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

•meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•monitoring the independence of the independent registered public accounting firm;

•verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•inquiring and discussing with our directors and executive officers our compliance with applicable laws and regulations;

•pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•appointing or replacing the independent registered public accounting firm;

•determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between our directors and executive officers and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•monitoring compliance on a quarterly basis with the terms of the Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Initial Public Offering; and

•reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Brad Coleman, David G. Hirz and Felicia Thornton, and Felicia Thornton serves as chairperson of the nominating committee. Under the NYSE listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Brad Coleman, David G. Hirz and Felicia Thornton is independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, directors, executive officers, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in a charter to be adopted by us, generally provides that persons to be nominated:

•should have demonstrated notable or significant achievements in business, education or public service;

•should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Brad Coleman, David G. Hirz and Felicia Thornton, and Felicia Thornton serves as chairperson of the compensation committee.

Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Brad Coleman, David G. Hirz and Felicia Thornton is independent. We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

•reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•reviewing and approving the compensation of all of our other Section 16 executive officers;

•reviewing our executive compensation policies and plans;

•implementing and administering our incentive compensation equity-based remuneration plans;

•assisting our directors and executive officers in complying with our proxy statement and annual report disclosure requirements;

•approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•producing a report on executive compensation to be included in our annual proxy statement; and

•reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. A copy of the Code of Business Conduct and Ethics is posted on our website and a copy will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•directors should not improperly fetter the exercise of future discretion;

•duty to exercise powers fairly as between different sections of shareholders;

•duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at shareholder meetings.

Certain of our directors and executive officers currently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, Ares and the Ares funds or their current or former portfolio companies.

Certain of these entities may have overlapping investment objectives and potential conflicts may arise with respect to Ares’ decision regarding how to allocate investment opportunities among these entities. If any of our directors and executive officers becomes aware of a business combination opportunity that is suitable for a fund or entity to which such director or executive officer has then-current fiduciary or contractual obligations (including, without limitation, any Ares funds or their current or former portfolio companies, or another entity affiliated with one of our directors), then, subject to their fiduciary duties under Cayman Islands law, such person will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such fund or entity, before we can pursue such opportunity. If Ares, the Ares funds or other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to Ares or our directors and executive officers may be suitable for both us and Ares, a current or future Ares fund or one or more of their portfolio companies and, subject to applicable fiduciary duties or contractual obligations, will first be directed to Ares, such fund, investment vehicle or portfolio company before being directed, if at all, to us. None of Ares or any of our directors and executive officers who are also employed by Ares or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware in their capacities as employees of Ares, its funds or their portfolio companies. However, we do not expect these duties or contractual obligations to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity (including with respect to any business transaction that may involve another Ares entity) for any director or officer, on the one hand, and us, on the other.

We may, at our option, pursue an acquisition opportunity jointly with Ares, one or more parties affiliated with Ares, including without limitation, officers and affiliates of Ares or Ares funds, or investors in such Ares funds, or another entity affiliated with one of our directors. Any such party may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by borrowing from or issuing to such parties a class of equity or debt securities. The amount and other terms and conditions of any such joint acquisition or specified future issuance would be determined at the time of such joint acquisition.

In addition, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our officers and directors including, our chief executive officer, David B. Kaplan, are and in the future will be required to commit time and attention to Ares and Ares funds. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, any of such entities (including, without limitation, arising as a result of certain of officers and directors being required to offer acquisition opportunities to such entities), Ares and its affiliated funds will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
David B. Kaplan . . . . . .	Ares Management Corporation(1)	Investment Management, Various	Director, Co-Founder
	X-Energy Reactor Company, LLC	Energy	Director
	CHWR Group GP LLC	Restaurant & Hospitality	Director
	MYT Netherlands Parent B.V.	Retail	Director
	Cedars-Sinai Medical Center	Non-profit	Director
Michael J Arougheti . . .	Ares Management Corporation(1)	Investment Management, Various	Director, Co-Founder President, Chief Executive Officer
	Ares Commercial Real Estate Corporation	Investment Management	Director
	Ares Capital Corporation	Investment Management	Co-Chairman
	Operation HOPE	Non-profit	Director
Jarrod Phillips . . . . . . . .	Ares Management Corporation(1)	Investment Management, Various	Chief Financial Officer
	School on Wheels	Non-profit	Director
Allyson Satin . . . . . . . . .	Ares Management Corporation(1)	Investment Management, Various	Partner
	Number Holdings, Inc.	Retail	Director
	X-Energy Reactor Company, LLC	Energy	Director

Peter Ogilvie . . . . . . . . .	Ares Management Corporation(1)	Investment Management, Various	Partner
	Vinci Partners Investments	Alternate Asset Manager	Director
Brad Coleman . . . . .. . . .	SLR Capital Partners	Asset Manager Management	Operating Partner
Felicia Thornton . . . . . . .	Number Holdings, Inc.	Retail	Chair
	Floor & Decor Holdings, Inc.	Retail	Director
	Convergint Technologies Group, L.P.	Technology	Director
	CoolSys, Inc.	Service	Director
	PACTIV Evergreen, Inc.	Packaging	Director

(1) Includes certain of its funds and other affiliates, including portfolio companies.

Potential investors should also be aware of the following other potential conflicts of interest:

•Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•Our Sponsor subscribed for Class B ordinary shares prior to the date of the Initial Public Offering and purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of the Initial Public Offering.

•Our Sponsor and each of our directors and executive officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Class B ordinary shares and public shares in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (a) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right or pre-initial business combination activity to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 25, 2025, or such earlier date as determined by our board of directors in its sole discretion, or (b) with respect to any other material provision relating to the rights of holders of our Class A ordinary shares. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its Class B ordinary shares if we fail to complete our initial business combination within the prescribed time frame. If we do not consummate an initial business combination within the prescribed time frame, the Private Placement Warrants may expire worthless. Except as described in this Annual Report, our Sponsor has agreed not to transfer, assign or sell any of its Class B ordinary shares until the earliest of (a) one year after the completion of our initial business combination or (b) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The Private Placement Warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•Our Sponsor, directors or executive officers or any of their affiliates may make additional investments in us in connection with our initial business combination, although they are under no obligation to do so. If our Sponsor or any of its affiliates (including, without limitation, any Ares funds or their portfolio companies) elect to make additional investments or provide financing, such proposed transactions could influence our Sponsor’s motivation to complete our initial business combination. Ares and its affiliates and certain of the Ares funds engage in the business of originating, underwriting, syndicating, acquiring and trading loans and debt securities of corporate and other borrowers, and may provide or participate in any debt financing arrangement in connection with any acquisition, financing or disposition of any target business that we may make.

•Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. Our directors and officers or Ares or its affiliates may also sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. In addition, funds managed by Ares may have provided debt to companies we pursue and such debt may or may not be paid off in connection with a potential business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly to the extent there is overlap among investment mandates and the director and officer teams.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent entity that commonly renders valuation opinions, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render to effectuate, the completion of our initial business combination. Certain affiliates of our Sponsor will be entitled to reimbursement for any out-of-pocket expenses (or an allocable portion of such expenses), to the extent that such affiliates incur expenses for services provided to us before our initial business combination. Further, commencing on the date our securities are first listed on the NYSE, we pay our Sponsor for office space, utilities, secretarial support and administrative services provided to us in the amount of $16,667 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our Sponsor has agreed to vote its Class B ordinary shares, and our Sponsor and our officers and directors have agreed to vote any public shares acquired in or after the Initial Public Offering in favor of a Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provides indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner except that Forms 3, reporting initial ownership for David B. Kaplan, Jarrod Phillips, Peter Ogilvie, Felicia Thornton, Michael Arougheti, Allyson Satin and Ares Acquisition Holdings II LP, were inadvertently filed one day late on April 21, 2023.

Item 11. Executive Compensation

Director Compensation

We pay fees in cash to each of our independent directors for service on our board of directors in the amounts of $150,000 per year, effective from their respective dates of appointment. The following table sets forth compensation for independent directors for the fiscal year ended December 31, 2023.

Name	Fees earned or paid in cash	Total
Brad Coleman	$84,066	$84,066
David G. Hirz	68,071	68,071
Felicia Thornton	104,670	104,670

None of our executive officers or other directors have received any cash compensation from the Company for services rendered to us.

Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we agreed to pay our Sponsor for office space, utilities, secretarial support and administrative services provided to us in the amount of $16,667 per month. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, certain affiliates of our Sponsor will be entitled to reimbursement for any out-of-pocket expenses (or an allocable portion of such expenses), to the extent that such affiliates incur expenses for services provided to us before our initial business combination. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our and their respective affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements and fees paid in cash to our independent directors as described above, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or executive officers who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or executive officers. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that our directors and executive officers maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our directors and executive officer’s motivation in identifying or selecting a target business but we do not believe that the ability of our directors and executive officers to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Annual Report by:

•each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•each of our executive officers and directors that beneficially owns our ordinary shares; and

•all our executive officers and director as a group.

The following table is based on 62,500,000 ordinary shares issued and outstanding at February 23, 2024, of which 50,000,000 were Class A ordinary shares and 12,500,000 were Class B ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

	Class A ordinary shares		Class B ordinary shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)		Approximate Percentage of Class	Approximate Percentage of Ordinary Shares
Ares Acquisition Holdings II LP (our Sponsor)(3)	—	—	12,500,000		100.00%	20.00%
David B. Kaplan	—	—	—	(4)	—	—
Michael J Arougheti	—	—	—	(4)	—	—
Jarrod Phillips	—	—	—	(4)	—	—
Allyson Satin	—	—	—	(4)	—	—
Peter Ogilvie	—	—	—	(4)	—	—
Brad Coleman	—	—	—		—	—
David G. Hirz	—	—	—		—	—
Felicia Thornton	—	—	—		—	—
All officers and directors as a group (eight individuals)	—	—	—		—	—

(1)Unless otherwise noted, the business address of each of our shareholders is c/o Ares Management LLC, 245 Park Avenue, 44th Floor, New York, NY 10167.
(2)Interests shown consist solely of Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the at the option of the holders of the Class B ordinary shares (as discussed in Note 6).

(3)Ares Acquisition Holdings II LP (our Sponsor) is a Cayman Islands limited partnership managed by affiliates of Ares. Ares Acquisition Holdings II is the general partner of our Sponsor. Ares Investment Holdings LLC is the sole shareholder of Ares Acquisition Holdings II. Ares Investment Holdings LLC is an indirect subsidiary of Ares Management Corporation (“Ares”). Ares Management GP LLC (“Ares Management GP”) is the sole holder of the Class B common stock, $0.01 par value per share, of Ares (the “Ares Class B Common Stock”) and Ares Voting LLC (“Ares Voting”) is the sole holder of the Class C common stock, $0.01 par value per share, of Ares (the “Ares Class C Common Stock”). Pursuant to Ares’ Certificate of Incorporation, the holders of the Ares Class B Common Stock and the Ares Class C Common Stock, collectively, will generally have the majority of the votes on any matter submitted to the stockholders of Ares if certain conditions are met. The sole member of both Ares Management GP and Ares Voting is Ares Partners Holdco LLC (“Ares Partners”). Ares Partners is managed by a board of managers, which is composed of Michael Arougheti, Ryan Berry, R. Kipp deVeer, David B. Kaplan, Antony Ressler and Bennett Rosenthal. Mr. Ressler generally has veto authority over board decisions.
(4)Does not include any shares indirectly owned by this individual as a result of his partnership interest in our Sponsor.

Our Sponsor and our executive officers and directors have agreed (a) to vote any shares owned by them in favor of any proposed business combination and (b) not to require us to redeem any shares in connection with a shareholder vote to approve a proposed initial business combination.

Our Sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On March 19, 2021, our Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of 25,156,250 Company’s Class B ordinary shares. Through April 25, 2023, the Company effectuated a share surrender and share recapitalizations resulting in our Sponsor holding an aggregate of 12,937,500 Class B ordinary shares. Our Sponsor agreed to forfeit up to 1,687,500 Class B ordinary shares to the extent that the underwriters’ over-allotment option was not exercised in full so that the Class B ordinary shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On April 25, 2023, the underwriters partially exercised the over-allotment option to purchase 5,000,000 Units; thus, 1,250,000 Class B ordinary shares were no longer subject to forfeiture. On June 5, 2023, following the expiration of the remaining over-allotment option, our Sponsor forfeited 437,500 Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination, or earlier at the option of the holders of the Class B ordinary shares, on a one-for-one basis, subject to certain adjustments.

Our Sponsor has agreed not to transfer, assign or sell any of the Class B ordinary shares (except to certain permitted transferees) until the earlier of (i) one year after the date of the consummation of a Business Combination, or (ii) subsequent to the consummation of a Business Combination, (a) if the last reported sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (b) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Our Sponsor purchased an aggregate of 14,300,000 Private Placement Warrants for a purchase price of $1.00 per whole warrant in private placements in connection with the closing of the Initial Public Offering and the partial exercise by the underwriters of their over-allotment option. Each Private Placement Warrant is exercisable by the holder for one Class A ordinary share at $11.50 per share. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of such warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of the initial business combination.

In addition, our Sponsor has lent us $5,000,000, which we refer to throughout this the document as the Overfunding Loans. The Overfunding Loans will be repaid upon the closing of our initial business combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination of repayment or conversion), at our Sponsor’s discretion, which warrants will be identical to the Private Placement Warrants. The Overfunding Loans were extended in order to ensure that the amount in the Trust Account was $10.10 per public share. If we do not complete an initial business combination, we will not repay the Overfunding Loans from amounts held in the Trust Account, and the Trust Account proceeds will be distributed to our public shareholders, subject to the limitations described in this Annual Report; however, we may repay the Overfunding Loans if there are funds available outside the Trust Account to do so.

As described in “Item 1. Business—Effecting Our initial Business Combination—Sources of Target Businesses” and “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We may, at our option, pursue an acquisition opportunity jointly with Ares, one or more parties affiliated with Ares, including without limitation, officers and affiliates of Ares or Ares funds, or investors in such Ares funds. Any such party may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by borrowing from or issuing to such parties a class of equity or debt securities. The amount and other terms and conditions of any such joint acquisition or specified future issuance would be determined at the time of such joint acquisition.

Our executive offices are located at 245 Park Avenue, 44th Floor, New York, NY 10167. The cost for our use of this space is included in the $16,667 per month fee we pay to our Sponsor for office space, utilities, secretarial support and administrative services, commencing on April 20, 2023. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination except certain affiliates of our sponsor will be entitled to reimbursement for any out-of-pocket expenses (or an allocable portion of such expenses), to the extent that such affiliates incur expenses for services provided to us before our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

In addition, to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such working capital loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such working capital loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We have 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, holders of Class A ordinary shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then issued and outstanding Class A ordinary shares, subject to applicable law.

If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants may be worthless.

After our initial business combination, our directors and executive officers who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement pursuant to which our Sponsor will be entitled to certain registration rights with respect to the Private Placement Warrants, the warrants issuable upon conversion of the Overfunding Loans and the working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the Class B ordinary shares, and, upon consummation of our initial business combination, to nominate three individuals for appointment to our board of directors, as long as our Sponsor holds any securities covered by the registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the costs and expenses of filing any such registration statements.

We engaged Ares Management Capital Markets LLC, an affiliate of Our Sponsor, to provide consulting and advisory services to the Company in connection with the Initial Public Offering and the initial Business Combination. Ares Management Capital Markets LLC received an advisory fee of $2,000,000, paid upon the closing of the Initial Public Offering, and will receive a deferred advisory fee of $3,500,000, payable solely in the event that we complete an initial business combination. The fees are reimbursed from a portion of the fees paid to the underwriters.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors operates pursuant to a charter, providing for the review, approval or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee is provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An independent director is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the directors exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Brad Coleman, David G. Hirz and Felicia Thornton are independent directors as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC (“Withum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 totaled $152,880. For the year ended December 31, 2022, no such fees were billed by Withum. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for audit related fees for the years ended December 31, 2023 and 2022.

Tax Fees. We did not pay Withum for tax fees for the years ended December 31, 2023 and 2022.

All Other Fees. We did not pay Withum for other services for the years ended December 31, 2023 and 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms of such services (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements: See “Index to Financial Statements” at page F-1.

(b) Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on April 26, 2023).
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 26, 2023 (File No. 001-41691)).
4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed on April 7, 2023 (File No. 333-270951)).
4.3	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A, filed on April 7, 2023 (File No. 333-270951)).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A, filed on April 7, 2023 (File No. 333-270951)).
4.5*	Description of Securities.
10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 26, 2023 (File No. 001-41691)).
10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 26, 2023 (File No. 001-41691)).
10.3	Registration and Shareholder Rights Agreement among the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 26, 2023 (File No. 001-41691)).

10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 26, 2023 (File No. 001-41691)).
10.5	Administrative Services Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on April 26, 2023 (File No. 001-41691)).
10.6	Promissory Note, dated as of April 25, 2023, between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on April 26, 2023 (File No. 001-41691)).
10.7	Promissory Note (over-allotment), dated as of April 25, 2023, between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on April 26, 2023 (File No. 001-41691)).
10.8	Consulting and Advisory Services Agreement between the Company and Ares Management Capital Markets LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on April 26, 2023 (File No. 001-41691)).
10.9	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed on April 7, 2023 (File No. 333-270951)).
10.10	Amended & Restated Promissory Note, dated as of February 8, 2023, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed on March 29, 2023 (File No. 333-270951)).
10.11	Securities Subscription Agreement, dated March 19, 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on March 29, 2023 (File No. 333-270951)).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith
** These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Item 16. Form 10–K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES ACQUISITION CORPORATION II

Dated: February 28, 2024	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ David B. Kaplan	Chief Executive Officer and Co-Chairman	February 28, 2024
David B. Kaplan	(Principal Executive Officer)

/s/ Michael J Arougheti	Co-Chairman	February 28, 2024
Michael J Arougheti

/s/ Jarrod Phillips	Chief Financial Officer	February 28, 2024
Jarrod Phillips	(Principal Financial Officer)

/s/ Brad Coleman	Director	February 28, 2024
Brad Coleman

/s/ David G. Hirz	Director	February 28, 2024
David G. Hirz

/s/ Felicia Thornton	Director	February 28, 2024
Felicia Thornton

ARES ACQUISITION CORPORATION II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Ares Acquisition Corporation II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ares Acquisition Corporation II (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York
February 28, 2024
PCAOB Number 100

ARES ACQUISITION CORPORATION II
BALANCE SHEETS

	As of December 31,
	2023	2022
Assets
Current Assets:
Cash	$1,905,123	$—
Prepaid expenses	509,950	1,200
Total current assets	2,415,073	1,200
Investments held in Trust Account	523,038,352	—
Deferred offering costs	—	511,395
Total assets	$525,453,425	$512,595

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accrued expenses	$271,633	$270,391
Promissory note	—	233,243
Due to related party	7,500	—
Total current liabilities	279,133	503,634
Overfunding loans	5,000,000	—
Deferred underwriting and advisory fees	17,500,000	—
Total liabilities	22,779,133	503,634

Commitments and contingencies
Class A ordinary shares, $0.0001 par value; 50,000,000 and 0 shares subject to possible redemption at $10.46 and $0.00 per share at December 31, 2023 and 2022, respectively	522,938,352	—

Shareholders’ equity (deficit)
Preference shares, $0.0001 par value; 99,990,000 shares authorized(1); none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized(1); none issued and outstanding (excluding 50,000,000 shares subject to possible redemption at December 31, 2023)	—	—
Class B ordinary shares, $0.0001 par value; 900,000,000 shares authorized(1); 12,500,000 shares issued and outstanding at December 31, 2023 and 2022(2)	1,250	1,250
Additional paid-in capital	—	23,750
Accumulated deficit	(20,265,310)	(16,039)
Total shareholders’ equity (deficit)	(20,264,060)	8,961
Total liabilities and shareholders’ equity (deficit)	$525,453,425	$512,595

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

The accompanying notes are an integral part of these financial statements.

ARES ACQUISITION CORPORATION II
STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2023	2022
General and administrative expenses	$1,122,892	$3,542
Loss from operations	(1,122,892)	(3,542)
Other income:
Investment income on investments held in Trust Account	18,038,352	—
Total other income	18,038,352	—
Net income (loss)	$16,915,460	$(3,542)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	34,383,562	—
Basic and diluted net income per share, Class A ordinary shares	$0.36	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares(1)	12,500,000	12,500,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.36	$(0.00)

(1) On April 25, 2023, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. All share and per share amounts as of December 31, 2022 have been retroactively restated to reflect the share surrender and share recapitalization events (see Note 4).

The accompanying notes are an integral part of these financial statements.

ARES ACQUISITION CORPORATION II
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class B
	Shares	Amount
Balance at December 31, 2021(1)	12,500,000	$1,250	$23,750	$(12,497)	$12,503
Net loss	—	—	—	(3,542)	(3,542)
Balance at December 31, 2022(1)	12,500,000	1,250	23,750	(16,039)	8,961
Sale of private placement warrants	—	—	14,300,000	—	14,300,000
Fair value of public warrants at issuance	—	—	2,625,000	—	2,625,000
Accretion of Class A ordinary shares to redemption amount	—	—	(16,948,750)	(37,164,731)	(54,113,481)
Net income	—	—	—	16,915,460	16,915,460
Balance at December 31, 2023	12,500,000	$1,250	$—	$(20,265,310)	$(20,264,060)

(1) On April 25, 2023, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. All share amounts have been retroactively restated to reflect the share surrender and share recapitalization events (see Note 4).

ARES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$16,915,460	$(3,542)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(18,038,352)	—
Changes in operating assets and liabilities:
Prepaid expenses	(508,750)	—
Accrued expenses	271,633	—
Due to related party	7,500	—
Payment of formation costs through promissory note	—	3,542
Net cash used in operating activities	(1,352,509)	—

Cash flows from investing activities:
Cash deposited in Trust Account	(505,000,000)	—
Net cash used in investment activities	(505,000,000)	—

Cash flows from financing activities:
Proceeds received from initial public offering, gross	500,000,000	—
Proceeds received from sale of private placement warrants	14,300,000	—
Proceeds received from overfunding loans	5,000,000	—
Repayment of promissory note	(366,781)	—
Payment of underwriter and advisory fee	(10,000,000)	—
Payment of offering costs	(675,587)	—
Net cash provided by financing activities	508,257,632	—

Net change in cash	1,905,123	—
Cash – beginning of period	—	—
Cash – end of period	$1,905,123	$—

Supplemental disclosure of non-cash activities
Offering costs included in accrued expenses	$(270,391)	$49,439
Deferred offering costs paid by Sponsor through promissory note	$133,538	$45,788
Deferred underwriting and advisory fees	$17,500,000	$—

The accompanying notes are an integral part of these financial statements.

ARES ACQUISITION CORPORATION II
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on April 20, 2023. On April 25, 2023, the Company consummated its Initial Public Offering of 50,000,000 units (the “Units” and, with respect to the shares Class A ordinary shares included in the Units being offered, the “public shares”) at $10.00 per Unit, including 5,000,000 Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, which is discussed in Note 3, generating gross proceeds of $500,000,000, and incurring offering costs of $28,550,129, of which $17,500,000 was for deferred underwriting commissions (see Note 5). Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”).

Simultaneously with the closing of the Initial Public Offering: (i) the Company consummated the sale of 14,300,000 warrants (the “Private Placement Warrants”), including 1,000,000 Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $14,300,000, in a private placement to Ares Acquisition Holdings II LP, a Cayman Islands exempted limited partnership (the “Sponsor”) and (ii) the Sponsor extended to the Company a non-interest bearing promissory note of $4,500,000 (the “Base Overfunding Loan”) and an additional non-interest bearing promissory note of $500,000 (the “Over-allotment Overfunding Loan”) in connection with the sale of the Over-Allotment Units, for which both loans are collectively referred to as the “Overfunding Loans”, for a total outstanding balance of $5,000,000 (see Note 4).

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

The Company will provide its holders of the outstanding public shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the consummation of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be

ARES ACQUISITION CORPORATION II
NOTES TO FINANCIAL STATEMENTS

made by the Company, solely in its discretion. The public shareholders will be entitled to convert their public shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and net of taxes paid or payable, if any). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The public shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

The Company has until April 25, 2025 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay liquidation expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which may expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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
NOTES TO FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management has evaluated the impact of persistent inflation and rising interest rates, financial market instability, including the recent bank failures and certain geopolitical events, including the conflict in Ukraine and the surrounding region as well as Hamas’ attack of Israel and the ensuing war. Management has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

Liquidity and Capital Resources

As of December 31, 2023, the Company had $1,905,123 in its operating bank account and investments held in the Trust Account of $523,038,352 consisting of cash and investments in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $366,781 from the Sponsor pursuant to the Promissory Note (see Note 4), and the proceeds from the consummation of the private placement not held in the Trust Account. The Company repaid the Promissory Note in full on April 25, 2023. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may provide the Company with Working Capital Loans (see Note 4). As of December 31, 2023 and 2022, there were no amounts outstanding under any Working Capital Loan.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

ARES ACQUISITION CORPORATION II
NOTES TO FINANCIAL STATEMENTS

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,905,123 and no cash as of December 31, 2023 and 2022, respectively. The Company did not have cash equivalents held outside the Trust Account as of December 31, 2023 and 2022, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using quoted market prices in active markets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition.

ARES ACQUISITION CORPORATION II
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2023 and 2022, the carrying values of cash, accrued expenses, due to related party and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The fair value for trading securities is determined using quoted market prices in active markets.

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

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to

ARES ACQUISITION CORPORATION II
NOTES TO FINANCIAL STATEMENTS

redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023, 50,000,000 Class A ordinary shares, subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheets. As of December 31, 2022, there were no Class A ordinary shares subject to possible redemption.

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
As of December 31, 2023, the Class A ordinary shares reflected in the accompanying balance sheets are reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Proceeds allocated to Public Warrants	(2,625,000)
Class A ordinary shares issuance costs	(28,550,129)
Plus:
Accretion of carrying value to redemption value	54,113,481
Class A ordinary shares subject to possible redemption as of December 31, 2023	$522,938,352

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

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

ARES ACQUISITION CORPORATION II
NOTES TO FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the year ended December 31,
	2023	2022
Class A ordinary shares
Numerator:
Net income attributable to Class A ordinary shares	$12,405,494	$—
Denominator:
Basic and diluted weighted average shares outstanding, Class A ordinary shares	34,383,562	—
Basic and diluted net income per share, Class A ordinary shares	$0.36	$—

Class B ordinary shares
Numerator:
Net income (loss) attributable to Class B ordinary shares	$4,509,966	$(3,542)
Denominator:
Basic and diluted weighted average shares outstanding, Class B ordinary shares	12,500,000	12,500,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.36	$(0.00)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. INITIAL PUBLIC OFFERING

On April 25, 2023, the Company consummated its Initial Public Offering of 50,000,000 Units, including 5,000,000 Units to cover Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $500,000,000, and incurring offering costs of $28,550,129, of which $17,500,000 was for deferred underwriting commissions (see Note 5). Each Unit consists of one Class A ordinary share and one-half of one Public Warrant.

4. RELATED PARTY TRANSACTIONS

Class B Ordinary Shares

On March 19, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of the Company’s Class B ordinary shares. Through April 25, 2023, the Company effectuated a share surrender and share recapitalizations resulting in the Sponsor holding an aggregate of 12,937,500 Class B ordinary shares, which would represent 20% of the outstanding shares upon completion of the offering. The Sponsor agreed to forfeit up to 1,687,500 Class B ordinary shares to the extent that the underwriters’ over-allotment option was not exercised in full so that the Class B ordinary shares would represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On April 25, 2023, the underwriters partially exercised the over-allotment option to purchase 5,000,000 Units; thus, 1,250,000 Class B ordinary shares were no longer subject to forfeiture. On June 5, 2023, following the expiration of the remaining over-allotment option, the Sponsor forfeited 437,500 Class B ordinary shares. The Class B ordinary shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination, or earlier at the option of the holders of the Class B ordinary shares, on a one-for-one basis, subject to certain adjustments, as described in Note 6.

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

ARES ACQUISITION CORPORATION II
NOTES TO FINANCIAL STATEMENTS

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

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, the Company consummated the private placement of 14,300,000 Private Placement Warrants, including 1,000,000 Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $14,300,000 in a private placement to the Sponsor. Each Private Placement Warrant is exercisable to purchase one share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the public shares, and the Private Placement Warrants may expire worthless.

Overfunding Loans

Concurrently with the closing of the Initial Public Offering, the Sponsor extended the Base Overfunding Loan in the amount of $4,500,000 to the Company. On April 25, 2023, simultaneously with the sale of the Over-Allotment Units, the Sponsor further extended the Over-allotment Overfunding Loan in the amount of $500,000 to the Company, for an aggregate outstanding principal amount of $5,000,000. The Overfunding Loans will be repaid upon the closing of the initial Business Combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination of repayment or conversion), at the Sponsor’s discretion, which warrants will be identical to the Private Placement Warrants. The Overfunding Loans are being extended in order to ensure that the amount in the Trust Account is $10.10 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Overfunding Loans from amounts held in the Trust Account, however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account. As of December 31, 2023, the Company had $5,000,000 outstanding in connection with the Overfunding Loans as reflected in the accompanying balance sheets.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and 2022, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Service Fee

On April 20, 2023, the Company has agreed to pay the Sponsor, or an affiliate of the Sponsor, a monthly fee of $16,667 for office space, utilities, secretarial support and administrative services. This arrangement will terminate upon completion of a Business Combination or the distribution of the Trust Account to the public shareholders. The Company incurred $139,447 in expenses in connection with such services during the year ended December 31, 2023. These expenses were presented within general and administrative expenses in the accompanying statements of operations. As of December 31,

ARES ACQUISITION CORPORATION II
NOTES TO FINANCIAL STATEMENTS

2023, the Company had no outstanding balance in accrued expenses in connection with such services as reflected in the accompanying balance sheets.

Advances from Related Parties

Affiliates of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and are non-interest bearing. As of December 31, 2023, the Company had $7,500 outstanding in due to related party as reflected in the accompanying balance sheets. As of December 31, 2022, the Company had no outstanding balance in due to related party as reflected in the accompanying balance sheets.

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

Contingent Fees

The Company has entered into fee arrangement with a service provider pursuant to which certain transaction fees and service fees will become payable only if the Company consummates a Business Combination. If the Business Combination does not occur, the Company will not be required to pay these contingent fees. As of December 31, 2023, the amount of these contingent fees with the service provider was $734,573.

ARES ACQUISITION CORPORATION II
NOTES TO FINANCIAL STATEMENTS

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

Preference Shares — The Company is authorized to issue 99,990,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 9,000,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were no Class A ordinary shares issued and outstanding, excluding 50,000,000 shares as of December 31, 2023 that are subject to possible redemption and are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 900,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. On April 25, 2023, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. On June 5, 2023, following the expiration of the remaining over-allotment option, the Sponsor forfeited 437,500 Class B ordinary shares. Share amounts as of December 31, 2022 have been retroactively restated to reflect the share surrender and share recapitalization events (see Note 4). As of December 31, 2023 and 2022, there were 12,500,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holders of the Class B ordinary shares, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

7. WARRANTS

As of December 31, 2023, there were 39,300,000 warrants outstanding (14,300,000 Private Placement Warrants and 25,000,000 Public Warrants). The Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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
NOTES TO FINANCIAL STATEMENTS

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

In addition, if (i) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Class B ordinary shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest on such issuances, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (iii) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

ARES ACQUISITION CORPORATION II
NOTES TO FINANCIAL STATEMENTS

8. FAIR VALUE MEASUREMENTS

As of December 31, 2023, assets held in the Trust Account are comprised of $523,038,352 of cash and investments in U.S. government securities. During the year ended December 31, 2023, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s financial assets that are measured at fair value as of December 31, 2023, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets, at fair value
Investments held in Trust Account	$523,038,352	$—	$—

As of December 31, 2022, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

9. SUBSEQUENT EVENTS

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued required potential adjustment to or disclosure in the financial statements. The Company concluded that there have been no events that have occurred that would require adjustments to the financial statements.