Form 10-Q
period 2024-03-31
Ares Acquisition Corp II
filed 2024-05-10
CIK 1853138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐
As of May 6, 2024, 50,000,000 Class A ordinary shares, par value $0.0001, and 12,500,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.
1

ARES ACQUISITION CORPORATION II
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ARES ACQUISITION CORPORATION II
CONDENSED BALANCE SHEETS

	As of March 31,	As of December 31,
	2024	2023
	(Unaudited)
Assets
Current Assets:
Cash	$1,643,343	$1,905,123
Prepaid expenses	468,698	509,950
Total current assets	2,112,041	2,415,073
Investments held in Trust Account	529,887,253	523,038,352
Total assets	$531,999,294	$525,453,425

Liabilities and shareholders’ deficit
Current liabilities:
Accrued expenses	$409,112	$271,633
Due to related party	22,500	7,500
Total current liabilities	431,612	279,133
Overfunding loans	5,000,000	5,000,000
Deferred underwriting and advisory fees	17,500,000	17,500,000
Total liabilities	22,931,612	22,779,133

Commitments and contingencies
Class A ordinary shares, $0.0001 par value; 50,000,000 shares subject to possible redemption at $10.60 and $10.46 per share at March 31, 2024 and December 31, 2023, respectively	529,787,253	522,938,352

Shareholders’ deficit
Preference shares, $0.0001 par value; 99,990,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; none issued and outstanding (excluding 50,000,000 shares subject to possible redemption at March 31, 2024 and December 31, 2023)	—	—
Class B ordinary shares, $0.0001 par value; 900,000,000 shares authorized; 12,500,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	1,250	1,250
Accumulated deficit	(20,720,821)	(20,265,310)
Total shareholders’ deficit	(20,719,571)	(20,264,060)
Total liabilities and shareholders’ deficit	$531,999,294	$525,453,425

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2024	2023
General and administrative expenses	$455,512	$300
Loss from operations	(455,512)	(300)
Other income:
Investment income on investments held in Trust Account	6,848,902	—
Total other income	6,848,902	—
Net income (loss)	$6,393,390	$(300)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	50,000,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.10	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares(1)	12,500,000	12,500,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.10	$(0.00)

(1) On April 25, 2023, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. All share and per share amounts as of March 31, 2023 have been retroactively restated to reflect the share surrender and share recapitalization events and the share forfeitures (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	For the three months ended March 31, 2024
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance as of December 31, 2023	12,500,000	$1,250	$—	$(20,265,310)	$(20,264,060)
Accretion of Class A ordinary shares to redemption amount	—	—	—	(6,848,901)	(6,848,901)
Net income	—	—	—	6,393,390	6,393,390
Balance as of March 31, 2024	12,500,000	$1,250	$—	$(20,720,821)	$(20,719,571)

	For the three months ended March 31, 2023
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2022(1)	12,500,000	$1,250	$23,750	$(16,039)	$8,961
Net loss	—	—	—	(300)	(300)
Balance as of March 31, 2023(1)	12,500,000	$1,250	$23,750	$(16,339)	$8,661

(1) On April 25, 2023, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. All share amounts have been retroactively restated to reflect the share surrender and share recapitalization events and the share forfeitures (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
	2024	2023

Cash flows from operating activities:
Net income (loss)	$6,393,390	$(300)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(6,848,902)	—
Changes in operating assets and liabilities:
Prepaid expenses	41,252	—
Accrued expenses	137,480	—
Due to related party	15,000	—
Payment of formation costs through promissory note	—	300
Net cash used in operating activities	(261,780)	—

Net change in cash	(261,780)	—
Cash – beginning of period	1,905,123	—
Cash – end of period	$1,643,343	$—

Supplemental disclosure of non-cash activities
Offering costs included in accrued expenses	$—	$219,445
Deferred offering costs paid by Sponsor through promissory note	$—	$111,040

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management has evaluated the impact of persistent inflation and rising interest rates, financial market instability and certain geopolitical events, including the ongoing conflicts in the Middle East and Ukraine. Management has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

Going Concern Considerations, Liquidity and Capital Resources

As of March 31, 2024, the Company had $1,643,343 in its operating bank account and investments held in the Trust Account of $529,887,253 consisting of cash and investments in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $366,781 from the Sponsor pursuant to the Promissory Note (see Note 4), and the proceeds from the consummation of the private placement not held in the Trust Account. The Company repaid the Promissory Note in full on April 25, 2023. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may provide the Company with Working Capital Loans (see Note 4). As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under any Working Capital Loan.

Management has determined that the mandatory liquidation of the Trust Account, should a business combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to complete the initial Business Combination prior to the mandatory liquidation date of the Trust Account and expects to receive financing from the Sponsor or an affiliate of the Sponsor to meet its obligations through the time of liquidation of the Trust Account or the completion of the initial Business Combination. There is no financing that is currently committed and no assurance that the plans to consummate the initial Business Combination will be successful or successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023 filed by the Company with the SEC on February 28, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,643,343 and $1,905,123 of cash as of March 31, 2024 and December 31, 2023, respectively. The Company did not have cash equivalents held outside the Trust Account as of March 31, 2024 and December 31, 2023.

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

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2024 and December 31, 2023, the carrying values of cash, accrued expenses, due to related party and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The fair value for trading securities is determined using quoted market prices in active markets.

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

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, 50,000,000 Class A ordinary shares, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

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

As of March 31, 2024 and December 31, 2023, the Class A ordinary shares reflected in the accompanying unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Proceeds allocated to Public Warrants	(2,625,000)
Class A ordinary shares issuance costs	(28,550,129)
Plus:
Accretion of carrying value to redemption value	54,113,481
Class A ordinary shares subject to possible redemption as of December 31, 2023	522,938,352
Plus:
Accretion of carrying value to redemption value	6,848,901
Class A ordinary shares subject to possible redemption as of March 31, 2024	$529,787,253

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the three months ended March 31,
	2024	2023
Class A ordinary shares
Numerator:
Net income attributable to Class A ordinary shares	$5,114,712	$—
Denominator:
Basic and diluted weighted average shares outstanding, Class A ordinary shares	50,000,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.10	$—

Class B ordinary shares
Numerator:
Net income (loss) attributable to Class B ordinary shares	$1,278,678	$(300)
Denominator:
Basic and diluted weighted average shares outstanding, Class B ordinary shares	12,500,000	12,500,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.10	$(0.00)

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

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Promissory Note

On March 19, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Promissory Note”). On February 8, 2023, the Company amended the Promissory Note with an effective date as of December 31, 2021 to increase the principal up to $400,000. The Promissory Note was non-interest bearing, unsecured and payable upon the completion of the Initial Public Offering. The Company borrowed $366,781 under the Promissory Note and fully repaid the Promissory Note on April 25, 2023. Borrowings under the Promissory Note were no longer available after consummation of the Initial Public Offering.

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

Overfunding Loans

Concurrently with the closing of the Initial Public Offering, the Sponsor extended the Base Overfunding Loan in the amount of $4,500,000 to the Company. On April 25, 2023, simultaneously with the sale of the Over-Allotment Units, the Sponsor further extended the Over-allotment Overfunding Loan in the amount of $500,000 to the Company, for an aggregate outstanding principal amount of $5,000,000. The Overfunding Loans will be repaid upon the closing of the initial Business Combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination of repayment or conversion), at the Sponsor’s discretion, which warrants will be identical to the Private Placement Warrants. The Overfunding Loans are being extended in order to ensure that the amount in the Trust Account is $10.10 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Overfunding Loans from amounts held in the Trust Account, however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account. As of March 31, 2024 and December 31, 2023, the Company had $5,000,000 outstanding in connection with the Overfunding Loans as reflected in the accompanying unaudited condensed balance sheets.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Service Fee

On April 20, 2023, the Company has agreed to pay the Sponsor, or an affiliate of the Sponsor, a monthly fee of $16,667 for office space, utilities, secretarial support and administrative services. This arrangement will terminate upon completion of a Business Combination or the distribution of the Trust Account to the public shareholders. The Company incurred $50,001 in expenses in connection with such services during the three months ended March 31, 2024. These expenses were presented within general and administrative expenses in the accompanying unaudited condensed statements of operations. As of March 31, 2024 and December 31, 2023, the Company had no outstanding balance in accrued expenses in connection with such services as reflected in the accompanying unaudited condensed balance sheets.

Advances from Related Parties

Affiliates of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and are non-interest bearing. As of March 31, 2024 and December 31, 2023, the Company had $22,500 and $7,500, respectively, outstanding in due to related party as reflected in the accompanying unaudited condensed balance sheets.

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

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Contingent Fees

The Company has entered into fee arrangement with a service provider pursuant to which certain transaction fees and service fees will become payable only if the Company consummates a Business Combination. If the Business Combination does not occur, the Company will not be required to pay these contingent fees. As of March 31, 2024, the amount of these contingent fees with the service provider was $732,045.

6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 99,990,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 9,000,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were no Class A ordinary shares issued and outstanding, excluding 50,000,000 shares as of March 31, 2024 and December 31, 2023 that are subject to possible redemption and are presented as temporary equity, outside of the shareholders’ deficit section of the unaudited condensed balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 900,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. On April 25, 2023, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. On June 5, 2023, following the expiration of the remaining over-allotment option, the Sponsor forfeited 437,500 Class B ordinary shares. As of March 31, 2024 and December 31, 2023, there were 12,500,000 Class B ordinary shares issued and outstanding.

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

7. WARRANTS

As of March 31, 2024 and December 31, 2023, there were 39,300,000 warrants outstanding (14,300,000 Private Placement Warrants and 25,000,000 Public Warrants). The Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

8. FAIR VALUE MEASUREMENTS

As of March 31, 2024 and December 31, 2023, assets held in the Trust Account are comprised of $529,887,253 and $523,038,352, respectively, of cash and investments in U.S. government securities. During the three months ended March 31, 2024, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s financial assets that are measured at fair value as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
As of March 31, 2024:
Assets, at fair value
Investments held in Trust Account	$529,887,253	$—	$—

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
As of December 31, 2023:
Assets, at fair value
Investments held in Trust Account	$523,038,352	$—	$—

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

As indicated in the accompanying financial statements, as of March 31, 2024, we had $1,643,343 in our operating bank account. Further, we expect to continue to incur significant costs in the pursuit of initial business combinations. We cannot assure you that our plans to complete our initial business combination will be successful.

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

Results of Operations

All activity for the period from March 15, 2021 (inception) through March 31, 2024 related to our formation and the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net income of $6,393,390, which consisted of investment income earned on investments held in Trust Account of $6,848,902, offset by general and administrative costs of $455,512.

For the three months ended March 31, 2023, we had net loss of $300, consisting of formation costs.

Going Concern Considerations, Liquidity and Capital Resources

As of March 31, 2024, we had $1,643,343 in our operating bank account and working capital of $1,680,429.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $366,781 from our Sponsor pursuant to the Promissory Note (see Note 4) and the proceeds from the consummation of the Private Placement not held in the Trust Account. On April 25, 2023, the total balance of $366,781 of the Promissory Note was fully repaid to the Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor may provide us with Working Capital Loans. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” our management has determined that the mandatory liquidation of the Trust Account, should a business combination not occur, raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Our management plans to complete the initial Business Combination prior to the mandatory liquidation date of the Trust Account and expects to receive financing from our Sponsor or the affiliates of our Sponsor to meet its obligations through the time of liquidation of the Trust Account or the completion of the initial Business Combination. There is no financing that is currently committed and no assurance that our plans to consummate the initial business combination will be successful or successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from our inability to continue as a going concern.

Trends Affecting Our Business

We continue to evaluate the impact of persistent inflation and rising interest rates, financial market instability and certain geopolitical events, including the ongoing conflicts in the Middle East and Ukraine. Management has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on our financial position, results of operations and/or ability to complete an initial Business Combination, we cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

Contingent Fees

We have entered into fee arrangement with a service provider pursuant to which certain transaction fees and service fees will become payable only if we consummate a Business Combination. If the Business Combination does not occur, we will not be required to pay these contingent fees. As of March 31, 2024, the amount of these contingent fees with the service provider was $732,045.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, 50,000,000 Class A ordinary shares, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our unaudited condensed balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we, our executive officers, directors, our Sponsor and its respective affiliates and/or any of their respective principals and employees are subject to legal proceedings, and may, as a result, incur significant costs and expenses in connection with such legal proceedings.

We and our Sponsor and its affiliates are also subject to extensive regulation, which, from time to time, results in requests for information from us or our Sponsor or its affiliates, or legal or regulatory proceedings or investigations against us or our Sponsor or its affiliates. We incur significant costs and expenses in connection with any such information requests, proceedings and investigations.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023 filed by the Company with the SEC on February 28, 2024, except for the below additional risk which could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

There is substantial doubt about our ability to continue as a “going concern.”

The current end date of our Combination Period, when a mandatory liquidation of the Trust Account would occur, is April 25, 2025. Under the amended and restated memorandum and articles of association, the Combination Period in which we must consummate an initial business combination is 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering, though we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate an initial business combination. Although we intend to complete an initial business combination within the Combination Period, there can be no assurance that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by the end of our Combination Period, there will be a mandatory liquidation of the Trust Account. Accordingly, the company’s management has determined that the mandatory liquidation of the Trust Account, should an initial business combination not occur, raises substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

We did not sell any equity securities during the quarter ended March 31, 2024.

Use of Proceeds

In connection with the Initial Public Offering, we incurred offering costs of $28,550,129 (including deferred underwriting commissions of $17,500,000). Other incurred offering costs consisted principally preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $505,000,000 of the net proceeds from our Initial Public Offering and certain of the proceeds of the private placement and the Overfunding Loans were placed in the Trust Account .

There has been no material change in the planned use of the proceeds from the Initial Public Offering and certain of the proceeds of the private placement and the Overfunding Loans as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

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

ARES ACQUISITION CORPORATION II

Dated: May 10, 2024	By:	/s/ David B. Kaplan
	Name:	David B. Kaplan
	Title:	Chief Executive Officer and Co-Chairman (Principal Executive Officer)

Dated: May 10, 2024	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial Officer)