Form 10-Q
period 2024-09-30
Ares Acquisition Corp II
filed 2024-11-12
CIK 1853138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐
As of November 8, 2024, 50,000,000 Class A ordinary shares, par value $0.0001, and 12,500,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.
1

ARES ACQUISITION CORPORATION II
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ARES ACQUISITION CORPORATION II
CONDENSED BALANCE SHEETS

	As of September 30,	As of December 31,
	2024	2023
	(Unaudited)
Assets
Current Assets:
Cash	$1,189,876	$1,905,123
Prepaid expenses	247,626	509,950
Total current assets	1,437,502	2,415,073
Investments held in Trust Account	544,253,852	523,038,352
Total assets	$545,691,354	$525,453,425

Liabilities and shareholders’ deficit
Current liabilities:
Accrued expenses	$528,054	$271,633
Due to related party	45,449	7,500
Total current liabilities	573,503	279,133
Overfunding loans	5,000,000	5,000,000
Deferred underwriting and advisory fees	17,500,000	17,500,000
Total liabilities	23,073,503	22,779,133

Commitments and contingencies
Class A ordinary shares, $0.0001 par value; 50,000,000 shares subject to possible redemption at $10.88 and $10.46 per share at September 30, 2024 and December 31, 2023, respectively	544,153,852	522,938,352

Shareholders’ deficit
Preference shares, $0.0001 par value; 99,990,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; none issued and outstanding (excluding 50,000,000 shares subject to possible redemption at September 30, 2024 and December 31, 2023)	—	—
Class B ordinary shares, $0.0001 par value; 900,000,000 shares authorized; 12,500,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	1,250	1,250
Accumulated deficit	(21,537,251)	(20,265,310)
Total shareholders’ deficit	(21,536,001)	(20,264,060)
Total liabilities and shareholders’ deficit	$545,691,354	$525,453,425

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
General and administrative expenses	$443,007	$383,929	$1,271,941	$691,516
Loss from operations	(443,007)	(383,929)	(1,271,941)	(691,516)
Other income:
Investment income on investments held in Trust Account	7,407,809	6,784,071	21,215,500	10,657,294
Total other income	7,407,809	6,784,071	21,215,500	10,657,294
Net income	$6,964,802	$6,400,142	$19,943,559	$9,965,778

Basic and diluted weighted average shares outstanding of Class A ordinary shares	50,000,000	50,000,000	50,000,000	29,120,879
Basic and diluted net income per share, Class A ordinary shares	$0.11	$0.10	$0.32	$0.24
Basic and diluted weighted average shares outstanding of Class B ordinary shares(1)	12,500,000	12,500,000	12,500,000	12,500,000
Basic and diluted net income per share, Class B ordinary shares	$0.11	$0.10	$0.32	$0.24

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

ARES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	For the three and nine months ended September 30, 2024
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance as of December 31, 2023	12,500,000	$1,250	$—	$(20,265,310)	$(20,264,060)
Accretion of Class A ordinary shares to redemption amount	—	—	—	(6,848,901)	(6,848,901)
Net income	—	—	—	6,393,390	6,393,390
Balance as of March 31, 2024	12,500,000	1,250	—	(20,720,821)	(20,719,571)
Accretion of Class A ordinary shares to redemption amount	—	—	—	(6,958,790)	(6,958,790)
Net income	—	—	—	6,585,367	6,585,367
Balance as of June 30, 2024	12,500,000	1,250	—	(21,094,244)	(21,092,994)
Accretion of Class A ordinary shares to redemption amount	—	—	—	(7,407,809)	(7,407,809)
Net income	—	—	—	6,964,802	6,964,802
Balance as of September 30, 2024	12,500,000	$1,250	$—	$(21,537,251)	$(21,536,001)

	For the three and nine months ended September 30, 2023
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2022(1)	12,500,000	$1,250	$23,750	$(16,039)	$8,961
Net loss	—	—	—	(300)	(300)
Balance as of March 31, 2023(1)	12,500,000	1,250	23,750	(16,339)	8,661
Sale of Private Placement Warrants	—	—	14,300,000	—	14,300,000
Fair value of Public Warrants at issuance	—	—	2,625,000	—	2,625,000
Accretion of Class A ordinary shares to redemption amount	—	—	(16,948,750)	(22,990,152)	(39,938,902)
Net income	—	—	—	3,565,936	3,565,936
Balance as of June 30, 2023	12,500,000	1,250	—	(19,440,555)	(19,439,305)
Accretion of Class A ordinary shares to redemption amount	—	—	—	(6,793,521)	(6,793,521)
Net income	—	—	—	6,400,142	6,400,142
Balance as of September 30, 2023	12,500,000	$1,250	$—	$(19,833,934)	$(19,832,684)

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

ARES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2024	2023

Cash flows from operating activities:
Net income	$19,943,559	$9,965,778
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(21,215,500)	(10,657,294)
Changes in operating assets and liabilities:
Prepaid expenses	262,324	(634,134)
Accrued expenses	256,421	237,511
Due to related party	37,949	—
Net cash used in operating activities	(715,247)	(1,088,139)

Cash flows from investing activities:
Cash deposited in Trust Account	—	(505,000,000)
Net cash used in investing activities	—	(505,000,000)

Cash flows from financing activities:
Proceeds received from initial public offering, gross	—	500,000,000
Proceeds received from sale of private placement warrants	—	14,300,000
Proceeds received from overfunding loans	—	5,000,000
Repayment of promissory note	—	(366,781)
Payment of underwriter and advisory fee	—	(10,000,000)
Payment of offering costs	—	(590,587)
Net cash provided by financing activities	—	508,342,632

Net change in cash	(715,247)	2,254,493
Cash – beginning of period	1,905,123	—
Cash – end of period	$1,189,876	$2,254,493

Supplemental disclosure of non-cash activities
Offering costs included in accrued expenses	$—	$(185,391)
Deferred offering costs paid by Sponsor through promissory note	$—	$133,538

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering: (i) the Company consummated the sale of 14,300,000 warrants (the “Private Placement Warrants”), including 1,000,000 Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $14,300,000, in a private placement to Ares Acquisition Holdings II LP, a Cayman Islands exempted limited partnership (the “Sponsor”) and (ii) the Sponsor extended to the Company a non-interest bearing promissory note of $4,500,000 (the “Base Overfunding Loan”) and an additional non-interest bearing promissory note of $500,000 (the “Over-allotment Overfunding Loan”) in connection with the sale of the Over-Allotment Units, for which both loans are collectively referred to as the “Overfunding Loans,” for a total outstanding balance of $5,000,000 (see Note 4).

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

Going Concern Considerations, Liquidity and Capital Resources

As of September 30, 2024, the Company had $1,189,876 in its operating bank account and investments held in the Trust Account of $544,253,852 consisting of cash and investments in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $366,781 from the Sponsor pursuant to the Promissory Note (see Note 4), and the proceeds from the consummation of the private placement not held in the Trust Account. The Company repaid the Promissory Note in full on April 25, 2023. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may provide the Company with Working Capital Loans (see Note 4). As of September 30, 2024 and December 31, 2023, there were no amounts outstanding under any Working Capital Loan.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,189,876 and $1,905,123 of cash as of September 30, 2024 and December 31, 2023, respectively. The Company did not have cash equivalents held outside the Trust Account as of September 30, 2024 and December 31, 2023.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on investments held in Trust

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using quoted market prices in active markets.

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

As of September 30, 2024 and December 31, 2023, the carrying values of cash, accrued expenses, due to related party and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. The fair value for trading securities is determined using quoted market prices in active markets.

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

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, 50,000,000 Class A ordinary shares, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

As of September 30, 2024 and December 31, 2023, the Class A ordinary shares reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Proceeds allocated to Public Warrants	(2,625,000)
Class A ordinary shares issuance costs	(28,550,129)
Plus:
Accretion of carrying value to redemption value	54,113,481
Class A ordinary shares subject to possible redemption as of December 31, 2023	522,938,352
Plus:
Accretion of carrying value to redemption value	21,215,500
Class A ordinary shares subject to possible redemption as of September 30, 2024	$544,153,852

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Class A ordinary shares
Numerator:
Net income attributable to Class A ordinary shares	$5,571,842	$5,120,114	$15,954,847	$6,972,756
Denominator:
Basic and diluted weighted average shares outstanding, Class A ordinary shares	50,000,000	50,000,000	50,000,000	29,120,879
Basic and diluted net income per share, Class A ordinary shares	$0.11	$0.10	$0.32	$0.24

Class B ordinary shares
Numerator:
Net income attributable to Class B ordinary shares	$1,392,960	$1,280,028	$3,988,712	$2,993,022
Denominator:
Basic and diluted weighted average shares outstanding, Class B ordinary shares	12,500,000	12,500,000	12,500,000	12,500,000
Basic and diluted net income per share, Class B ordinary shares	$0.11	$0.10	$0.32	$0.24

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

Overfunding Loans

Concurrently with the closing of the Initial Public Offering, the Sponsor extended the Base Overfunding Loan in the amount of $4,500,000 to the Company. On April 25, 2023, simultaneously with the sale of the Over-Allotment Units, the Sponsor further extended the Over-allotment Overfunding Loan in the amount of $500,000 to the Company, for an aggregate outstanding principal amount of $5,000,000. The Overfunding Loans will be repaid upon the closing of the initial Business Combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination of repayment or conversion), at the Sponsor’s discretion, which warrants will be identical to the Private Placement Warrants. The Overfunding Loans are being extended in order to ensure that the amount in the Trust Account is $10.10 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Overfunding Loans from amounts held in the Trust Account, however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account. As of September 30, 2024 and December 31, 2023, the Company had $5,000,000 outstanding in connection with the Overfunding Loans as reflected in the accompanying condensed balance sheets.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Service Fee

On April 20, 2023, the Company has agreed to pay the Sponsor, or an affiliate of the Sponsor, a monthly fee of $16,667 for office space, utilities, secretarial support and administrative services. This arrangement will terminate upon completion of a Business Combination or the distribution of the Trust Account to the public shareholders. The Company incurred $50,001 and $150,003, respectively, during the three and nine months ended September 30, 2024, and $50,001 and $89,446, respectively, during the three and nine months ended September 30, 2023 in expenses in connection with such services. These expenses were presented within general and administrative expenses in the accompanying unaudited condensed statements of operations. As of September 30, 2024 and December 31, 2023, the Company had no outstanding balance in accrued expenses in connection with such services as reflected in the accompanying condensed balance sheets.

Advances from Related Parties

The Sponsor, or an affiliate of the Sponsor, paid certain operating costs on behalf of the Company. These advances are due on demand and are non-interest bearing. As of September 30, 2024 and December 31, 2023, the Company had $45,449 and $7,500, respectively, outstanding in due to related party as reflected in the accompanying condensed balance sheets.

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

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Contingent Fees

The Company has entered into fee arrangement with a service provider pursuant to which certain transaction fees and service fees will become payable only if the Company consummates a Business Combination. If the Business Combination does not occur, the Company will not be required to pay these contingent fees. As of September 30, 2024, the amount of these contingent fees with the service provider was $732,045.

6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 99,990,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 9,000,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were no Class A ordinary shares issued and outstanding, excluding 50,000,000 shares as of September 30, 2024 and December 31, 2023 that are subject to possible redemption and are presented as temporary equity, outside of the shareholders’ deficit section of the condensed balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 900,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. On April 25, 2023, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. On June 5, 2023, following the expiration of the remaining over-allotment option, the Sponsor forfeited 437,500 Class B ordinary shares. As of September 30, 2024 and December 31, 2023, there were 12,500,000 Class B ordinary shares issued and outstanding.

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

7. WARRANTS

As of September 30, 2024 and December 31, 2023, there were 39,300,000 warrants outstanding (14,300,000 Private Placement Warrants and 25,000,000 Public Warrants). The Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

8. FAIR VALUE MEASUREMENTS

As of September 30, 2024 and December 31, 2023, assets held in the Trust Account are comprised of cash and investments in U.S. government securities. During the three and nine months ended September 30, 2024, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s financial assets that are measured at fair value as of September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

		As of September 30,	As of December 31,
Description	Level	2024	2023
Assets, at fair value
Investments held in Trust Account	1	$544,253,852	$523,038,352

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

As indicated in the accompanying financial statements, as of September 30, 2024, we had $1,189,876 in our operating bank account. Further, we expect to continue to incur significant costs in the pursuit of initial business combinations. We cannot assure you that our plans to complete our initial business combination will be successful.

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

We have until April 25, 2025 to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay liquidation expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which may expire worthless if the Company fails to complete a Business Combination within the Combination Period.

Results of Operations

All activity for the period from March 15, 2021 (inception) through September 30, 2024 related to our formation and the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net income of $6,964,802, which consisted of investment income earned on investments held in Trust Account of $7,407,809, offset by general and administrative costs of $443,007. For the nine months ended September 30, 2024, we had net income of $19,943,559, which consisted of investment income earned on investments held in Trust Account of $21,215,500, offset by general and administrative costs of $1,271,941.

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

Going Concern Considerations, Liquidity and Capital Resources

As of September 30, 2024, we had $1,189,876 in our operating bank account and working capital of $863,999.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $366,781 from our Sponsor pursuant to the Promissory Note (see Note 4) and the proceeds from the consummation of the Private Placement not held in the Trust Account. On April 25, 2023, the total balance of $366,781 of the Promissory Note was fully repaid to the Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor may provide us with Working Capital Loans. As of September 30, 2024 and December 31, 2023, there were no amounts outstanding under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the mandatory liquidation of the Trust Account, should a business combination not occur, raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Our management plans to complete the initial Business Combination prior to the mandatory liquidation date of the Trust Account and expects to receive financing from our Sponsor or the affiliates of our Sponsor to meet its obligations through the time of liquidation of the Trust Account or the completion of the initial Business Combination. There is no financing that is currently committed and no assurance that our plans to consummate the initial business combination will be successful or successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from our inability to continue as a going concern.

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

Contingent Fees

We have entered into fee arrangement with a service provider pursuant to which certain transaction fees and service fees will become payable only if we consummate a Business Combination. If the Business Combination does not occur, we will not be required to pay these contingent fees. As of September 30, 2024, the amount of these contingent fees with the service provider was $732,045.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, 50,000,000 Class A ordinary shares, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we, our executive officers, directors, our Sponsor and its respective affiliates and/or any of their respective principals and employees are subject to legal proceedings, and as a result, incur significant costs and expenses in connection with such legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

We did not sell any equity securities during the quarter ended September 30, 2024.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

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

ARES ACQUISITION CORPORATION II

Dated: November 12, 2024	By:	/s/ David B. Kaplan
	Name:	David B. Kaplan
	Title:	Chief Executive Officer and Co-Chairman (Principal Executive Officer)

Dated: November 12, 2024	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial Officer)