Form 10-K
period 2024-12-31
Ares Acquisition Corp II
filed 2025-03-12
CIK 1853138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2024, based on the closing price on that date of $10.67 on the New York Stock Exchange, was approximately $533,500,000.
The Registrant’s Units began trading on the New York Stock Exchange on April 21, 2023 and the Registrant’s Class A ordinary shares began separate trading on the New York Stock Exchange on June 12, 2023.
As of March 6, 2025, 50,000,000 Class A ordinary shares, par value $0.0001, and 12,500,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

ARES ACQUISITION CORPORATION II

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing of such business combinations, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Annual Report may include, for example, statements about:

•our ability to select an appropriate target business or businesses;

•our ability to complete our initial business combination;

•our ability to extend the time allowed for us to complete our initial business combination;

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

•our ability to consummate an initial business combination due to the uncertainty resulting from geopolitical events and economic impacts such as persistent inflation and fluctuations in interest rates;

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

•the Trust Account not being subject to claims of third parties; or

•our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described more fully under the heading “Item 1A. Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-

looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Except where the context suggests otherwise, references in this Annual Report to “we,” “us,” “our,” “Company” or “our company” are to Ares Acquisition Corporation II, a Cayman Islands exempted company incorporated with limited liability; references to “management” or our “management team” are to our officers and directors; references to our “Sponsor” is to Ares Acquisition Holdings II LP, a Cayman Islands exempted limited partnership; references to our “initial shareholders” are to the holders of our Class B ordinary shares prior to our initial public offering; references to “Ares” or “Ares Management” are to Ares Management Corporation, a Delaware corporation and indirect parent of our Sponsor, and its consolidated subsidiaries; and references to “Ares funds” are to funds, alternative asset companies, co-investment vehicles and other entities and accounts managed by Ares or its affiliates and certain portfolio companies in which Ares or such entities have invested.

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

Company History

In March 2021, the Company was formed by Ares Acquisition Holdings II LP, a Cayman Islands exempted limited partnership, our Sponsor. As of March 6, 2025, our Sponsor owned all the outstanding 12,500,000 Class B ordinary shares, par value $0.0001 per share.

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

We currently have until April 25, 2025 (the “Combination Period”), or such earlier date as our board of directors may approve, to consummate our initial business combination. We are currently seeking shareholder approval to amend our amended and restated memorandum and articles of association to extend the Combination Period. Pursuant to our amended and restated memorandum and articles of association, in connection with the shareholder vote for an extension, holders of Class A ordinary shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then issued and outstanding Class A ordinary shares, subject to applicable law.

If we are unable to consummate an initial business combination within the Combination Period and the Combination Period is not extended, we will redeem 100% of our issued and outstanding Class A ordinary shares sold as part of our initial public offering (the “public shares”) for a pro rata portion of the funds held in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay liquidation expenses), divided by the number of then outstanding public shares, subject to applicable law. Assuming we do not deposit additional funds into the Trust Account to extend the time period in which we are required to consummate our initial business combination, we expect the pro rata redemption price to be approximately $10.10 per public share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest or other income earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of holders of our outstanding public shares (the “public shareholders”).

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

Financial Position

With a Trust Account in the amount of $533,300,038 as of December 31, 2024 after taking into account the expenses of the Initial Public Offering and $17,500,000 of deferred underwriting commissions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

In addition, we have adopted an Insider Trading Policy that is designed to promote compliance with insider trading laws, rules and regulations and governs the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, as well as their immediate family members and entities owned or controlled by them.

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

If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•file proxy materials with the SEC.

If we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above in connection with our initial business combination.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have until the end of the Combination Period, or such earlier date as our board of directors may approve, to complete our initial business combination. If we have not consummated an initial business combination by the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve, we will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay liquidation expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which may expire worthless if we fail to consummate an initial business combination by the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor has entered into an agreement with us, pursuant to which it has waived its rights to liquidating distributions from the Trust Account with respect to its Class B ordinary shares if we fail to consummate an initial business combination by the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve. However, if our Sponsor, directors or executive officers acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from our operating account with respect to the Sponsor’s Class B ordinary shares and from the Trust Account with respect to such public shares if we fail to consummate an initial business combination by the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve.

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve, or (B) with respect to any other material provision relating to the rights or pre-initial business combination activity of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to require us to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of the then-outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $975,319 of proceeds held outside the Trust Account (as of December 31, 2024) plus up to $100,000 of interest income from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all material vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $975,319 of proceeds held outside the Trust Account (as of December 31, 2024) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder.

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

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not consummate our initial business combination by the end of the Combination Period (as it may be extended), (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination by the end of the Combination Period, or such earlier date as our board of directors may approve, or (B) with respect to any other material provisions relating to the rights or pre-initial business combination activity of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who elect to have their Class A ordinary shares redeemed in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not completed an initial business combination by the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of ordinary shares who attend and vote at a shareholder meeting. A shareholder’s voting in connection with the business combination alone will not result in a shareholder’s requiring us to redeem its shares for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Proposed Extension of Combination Period

If we have not completed a business combination by April 25, 2025, we plan to extend the period of time to complete a business combination, subject to shareholder approval. On March 5, 2025, we filed with the SEC a preliminary proxy statement providing notice of a special meeting of shareholders (the “Extension Meeting”) to consider proposals to (i) amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination from April 25, 2025 to January 26, 2026, or such earlier date as our board of directors may approve, or such later date as the shareholders may approve, in accordance with our amended and restated memorandum and articles of association; and (ii) adjourn the Extension Meeting to a later date or dates indefinitely, if necessary, either: (a) to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Extension Meeting, there are insufficient Class A ordinary shares and Class B ordinary shares represented to constitute a quorum necessary to conduct business at the Extension Meeting or to approve the extension or (b) if our board of directors determines before the Extension Meeting that it is not necessary or no longer desirable to proceed with the extension.

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

We are required to evaluate our internal control procedures beginning with this Annual Report as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company during each fiscal year so long as (1) the market value of our Class A ordinary shares held by non-affiliates did not equal or exceed $250 million as of the end of the most recently completed second fiscal quarter, or (2) our annual revenues did not equal or exceed $100 million during the most recently completed fiscal year and the market value of our Class A ordinary shares held by non-affiliates did not exceed $700 million as of the end of the most recently completed second fiscal quarter.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including but not limited to:

•we are an early stage company with no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

•past performance by Ares or its affiliates or our directors and executive officers, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us, and we may be unable to provide positive returns to shareholders;

•security incidents or cyber-attacks could adversely affect our business, financial condition and operating results;

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

•the requirement that we consummate an initial business combination by the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve, may give potential target businesses leverage over us in negotiating a business combination as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders;

•we may not be able to consummate an initial business combination by the end of the Combination Period, or such earlier date as our board of directors may approve, and may not be successful in extending the Combination Period, in which case we would redeem our public shares;

•while we are currently seeking shareholder approval to extend the term we have to consummate our initial business combination, we may decide to no longer seek such approval, in which case we would redeem our public shares, and the warrants may be worthless;

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

•we cannot assure you that we will be able to complete an initial business combination by the end of the Combination Period (as it may be extended), in which case we would redeem the Class A ordinary shares and liquidate the Trust Account, and our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants may expire worthless;

•there is substantial doubt about our ability to continue as a “going concern.” Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses a going concern about our ability to continue as a going concern for liquidity;

•if the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient for us to operate until the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve, we will depend on loans from our Sponsor or directors and executive officers to fund our search and to complete our initial business combination;

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

The requirement that we consummate an initial business combination by the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve, may give potential target businesses leverage over us in negotiating a business combination agreement as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve. Consequently, such target business may obtain leverage over us in negotiating a business combination agreement, knowing that if we do not consummate an initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, while we are currently seeking shareholder approval to extend the end of the Combination Period, as described below there can be no assurance that we will receive such shareholder approval prior to the end of the Combination Period.

We cannot assure you that we will be able to complete an initial business combination by the end of the Combination Period (as it may be extended), in which case we would redeem the Class A ordinary shares and liquidate the Trust Account, and our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants may expire worthless.

We cannot assure you that an initial business combination will be consummated prior to the end of the Combination Period by which we are required to complete our initial business combination or be forced to redeem the Class A ordinary shares and liquidate the Trust Account, or that an extension request will enable us to complete an initial business combination. Our ability to consummate any business combination depends on a variety of factors, many of which are beyond our control. Although we are required to offer shareholders redemption rights in connection with any shareholder vote to approve a business combination, or the extension of the Combination Period, there may be no extraordinary general meeting of the shareholders to vote upon an initial business combination or an extension before the end of the Combination Period. Even if the extension is approved by our shareholders, it is possible that redemptions will leave us with insufficient cash to consummate an initial business combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with the shareholder vote upon the extension and any vote upon any initial business combination could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our public shareholders may be unable to recover their investment, except through sales of their public shares on the open market. The price of our securities may be volatile, and there can be no assurance that our public shareholders will be able to dispose of their public shares at favorable prices, or at all.

If we are not able to find a suitable target business and complete an initial business combination or obtain an extension by the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may determine in its sole discretion, we will as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay liquidation expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and to the other requirements of applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, on the redemption of their shares, and our warrants may expire worthless. Additionally, uncertainties surrounding the financial markets and the viability of banks and other financial institutions may result in market volatility, which may impact our financial condition and our ability to complete an initial business combination. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per public share” and other risk factors in this Annual Report.

While we are currently seeking shareholder approval to extend the term we have to consummate our initial business combination, we may decide to no longer seek such approval, in which case we would redeem our public shares, and the warrants may be worthless.

We have until the end of the Combination Period, or such earlier date as our board of directors may approve, to consummate our initial business combination. We are currently seeking shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. In connection with seeking shareholder approval for such extension, holders of Class A ordinary shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then issued and outstanding Class A ordinary shares, subject to applicable law.

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

Because of our limited resources and the significant competition for business combination opportunities, we may be unable to complete our initial business combination. If we have not completed our initial business combination by the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants may expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Since 2022, an increasing number of special purpose acquisition companies have liquidated due to an inability to complete an initial business combination. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering, the sale of the Private Placement Warrants and the Overfunding Loans, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Furthermore, we are obligated to offer holders of our public shares the right to require us to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these limitations and obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination by the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants may expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient for us to operate until the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve, we will depend on loans from our Sponsor or directors and executive officers to fund our search and to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, only $3,500,000 will be available to us initially outside the Trust Account to fund our working capital requirements. We believe that, upon closing of the Initial Public Offering, the funds available to us outside of the Trust Account, will be sufficient for us to operate until the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve. However, we cannot assure you that our estimate is accurate for a target business. Additionally, in the event that our offering expenses exceed our estimate of $800,000, we may fund such excess with funds not to be held in the Trust Account. In such case, unless funded by the proceeds of loans available from our Sponsor or its affiliates, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, our directors and executive officers or other third parties to operate or may be forced to liquidate. Neither our Sponsor, directors or executive officers nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not completed our initial business combination by the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve, because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. Consequently, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, or possibly less, on our redemption of our public shares, and our warrants may expire worthless.

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

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us, including any regulatory actions successfully made against the Trust Account. Although, we seek to have all material vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our directors and executive officers will consider whether competitive alternatives are reasonably available to the company and will only enter into an agreement with such third party that has not executed a waiver if our directors and executive officers believes that such third party’s engagement would be significantly more beneficial to us than any alternative. The underwriters will not execute an agreement with us waiving such claims to the monies held in the Trust Account.

A third party may refuse to execute a waiver in numerous circumstances, such as the engagement of a third-party consultant whose particular expertise or skills are believed by our directors and executive officers to be superior to those of other consultants that would agree to execute a waiver or in cases where our directors and executive officers are unable to retain a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.10 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to this Annual Report, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations. Such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

On July 1, 2024, new rules for SPACs (the “2024 SPAC Rules”), issued by the SEC became effective. Among other items, the 2024 SPAC Rules impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2024 SPAC Rules may materially adversely affect our ability to negotiate and complete a business combination and may increase the costs and time related to a business combination.

The SEC also recently settled an enforcement action against two SPACs and their sponsor for misleading claims in advance of a proposed business combination with the sponsor agreeing to pay a $6.75 million civil penalty to settle such claims. In addition, litigation challenging completed and pending acquisitions by SPACs has increased, and in such litigation, it is possible that sponsors and/or their director designees may be held liable either for breaches of fiduciary duties owed to the SPAC’s public stockholders or for certain actions or omissions by the SPAC, including the failure by the SPAC to comply with applicable securities laws. Litigation has also arisen asserting that SPACs are violating federal securities laws by operating as unregistered investment companies. Any liabilities arising from these developments could adversely impact our business as well as harm our professional reputation.

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

     Unless we can qualify for an exclusion, in order not to be regulated as an investment company under the Investment Company Act, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities. In addition, our activities cannot include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend certain provisions of our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period, or such earlier date as our board of directors may approve, or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent our completing an initial business combination by the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

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

Pursuant to an agreement entered into in connection with our Initial Public Offering, our Sponsor and its permitted transferees can demand that we register the Class A ordinary shares into which Class B ordinary shares are convertible, the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and warrants that may be issued upon conversion of working capital loans and the Overfunding Loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares, which may make our initial business combination more difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the impact on the market price of our Class A ordinary shares when the securities owned by our Sponsor or its permitted transferees are registered.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination by the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants may expire worthless.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 9,000,000,000 Class A ordinary shares, par value $0.0001 per share, 900,000,000 Class B ordinary shares, par value $0.0001 per share, and 99,990,000 preference shares, par value $0.0001 per share. As of December 31, 2024, there were 8,950,000,000 and 887,500,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) at the time of the consummation of our initial business combination or earlier at the option of the holders of Class B ordinary shares. Additionally, there are no preference shares issued and outstanding. These amounts exclude any shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any or Class A ordinary shares or Private Placement Warrants that may be issued upon conversion of the Overfunding Loans and any working capital loans, respectively. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination as described in this Annual Report and in our amended and restated memorandum and articles of association. As of December 31, 2024, there were no preference shares issued and outstanding.

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

•may significantly dilute the equity interest of investors who hold our Class A ordinary shares;

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

Recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Although the U.S. inflation rate has fluctuated in recent periods, it remains well above the historic levels over the past several decades. Such fluctuations in inflation and interest rates in the United States and elsewhere may lead to, among other things, (i) increased price volatility for publicly traded securities, including ours, (ii) increased borrowing costs and higher risk-free rates, (iii) other national, regional and international economic disruptions, and (iv) uncertainty regarding the valuation of target businesses, any of which could make it more difficult for us to consummate an initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by difficult market and geopolitical conditions.

Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies, including with respect to treaties and tariffs. The United States has recently enacted and proposed to enact significant new tariffs, including on Mexican, Canadian, and Chinese goods. Additionally, the new Presidential Administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs.

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

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors,
Executive Officers and Corporate Governance—Conflicts of Interest.” Our Sponsor, directors and executive officers, Ares, or its affiliates may sponsor, form or participate in other blank check companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. In addition, funds managed by Ares may have provided debt to companies we pursue and such debt may or may not be paid off in connection with a potential business combination. This can include debt that has been purchased below par but may be required to be repaid at par in connection with such business combination. Although we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination, any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination and may compete with us for business combination opportunities. Our Sponsor, executive officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not specifically focus on, or target, a transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business—Effecting Our Initial Business Combination—Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Our Sponsor, and executive officers and directors who directly or indirectly own ordinary shares or warrants, may lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire after the Initial Public Offering), and conflicts of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On March 19, 2021, our Sponsor paid $25,000 to cover certain of our offering costs in consideration of our Class B ordinary shares. Prior to the initial investment in the company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. As a result of various transactions, our Sponsor (together with its permitted transferees) currently holds an aggregate of 12,500,000 Class B ordinary shares, which represents 20% of the outstanding shares, as of December 31, 2024. The Class B ordinary shares may be worthless if we do not complete an initial business combination. In addition, our Sponsor has purchased an aggregate of 14,300,000 Private Placement Warrants, including 1,000,000 Private Placement Warrants to cover over-allotments, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, in a private placement that closed simultaneously with the closing of the Initial Public Offering. If we do not consummate an initial business combination by the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve, the Private Placement Warrants may expire worthless. In addition, if we do not complete our initial business combination, we will not repay the Overfunding Loans from the Trust Account, and we would likely not have other available funds to repay the Overfunding Loans. The personal and financial interests of our executive officers and directors may influence them in identifying and selecting a target business combination, completing an initial business combination and operating the business following the initial business combination. This risk may become more acute as the end of the Combination Period (as it may be extended) nears.

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

As of December 31, 2024, we had $550,800,038 in the Trust Account.

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

To effectuate an initial business combination, blank check companies have amended various provisions of their charters and other governing instruments, including their warrant agreements. We may, from time to time, seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

To effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then-outstanding Private Placement Warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to have their public shares redeemed for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period, or such earlier date as our board of directors may approve, or (B) with respect to any other material provision relating to the rights or pre-initial business combination activity of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We may, from time to time, seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination to effectuate our initial business combination.

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

Our amended and restated memorandum and articles of association provides that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of Initial Public Offering, the Private Placement and the Overfunding Loans into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders) may be amended if approved by special resolution, approved by holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company. Corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 50% of our ordinary shares. Our Sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our ordinary shares as of December 31, 2024, will participate in any vote to amend our amended and restated memorandum and articles of association or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree.

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period, or such earlier date as our board of directors may approve, or (B) with respect to any other material provision relating to the rights or pre-initial business combination activity of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to have their Class A ordinary shares redeemed upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not completed our initial business combination by the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants may expire worthless.

Although we believe that the net proceeds of the Initial Public Offering, the sale of the Private Placement Warrants and the Overfunding Loans will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering, the sale of the Private Placement Warrants and the Overfunding Loans prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not completed our initial business combination by the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve, our public shareholders may only receive their pro rata portion of the funds in the Trust Account equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable), and our warrants may expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. In the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our Sponsor owns 20.0% of our issued and outstanding ordinary shares as of December 31, 2024. Our Sponsor is exclusively “controlled” for CFIUS purposes by Mr. Ogilvie, who is a US citizen, and thus we do not believe that our Sponsor is a “foreign person” as defined in the CFIUS regulations. While one of the officers of our Sponsor is a UK citizen, we do not believe that we otherwise have any substantial ties with a foreign person, and we do not expect that a transaction by us would necessarily require or warrant CFIUS review. However, it is possible that non-U.S. persons could be involved in our initial business combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial business combination becomes subject to regulatory review, including review by CFIUS. As such, an initial business combination with a U.S. business or foreign business with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to redeem the public shares. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our warrants may be worthless.

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

The Inflation Reduction Act of 2022, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The amount of the excise tax is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax; however, only limited guidance has been issued to date.

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

In recent years, an increasing number of special purpose acquisition companies have liquidated due to an inability to complete an initial business combination due to competition for available targets with attractive fundamentals or business models as well as challenging market conditions. Further, challenges in the market for so-called PIPE transactions may limit our ability to secure additional financing in an initial business combination, which may in turn result in our inability to consummate an initial business combination. In addition, the redemption rate among existing special purpose acquisition company shareholders has risen sharply in recent years. High rates of redemption may challenge our ability to consummate an initial business combination because it may require us to seek more additional financing to consummate an initial business combination.

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

There is substantial doubt about our ability to continue as a “going concern.” Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

The current end date of our Combination Period, when a mandatory liquidation of the Trust Account would occur, is April 25, 2025, or such earlier date as our board of directors may approve, though we are currently seeking shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate an initial business combination. There can be no assurance that we will be able to consummate an initial business combination by the required time period or that we will be able to successfully extend the date by which we must consummate an initial business combination. If an initial business combination is not consummated by the required time period, there will be a mandatory liquidation of the Trust Account. Accordingly, our management has determined that the mandatory liquidation of the Trust Account, should an initial business combination not occur, raises substantial doubt about our ability to continue as a going concern.

The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Going Concern Considerations, Liquidity, and Capital Resources” for additional information.

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

Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our Sponsor and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

Certain of our officers and directors may own membership interests in our Sponsor and indirect interests in our Class B ordinary shares and Private Placement Warrants which may result in interests that differ from the economic interests of the investors in our Class A ordinary shares, which includes making a determination of whether a particular target business is an appropriate business with which to effectuate our initial business combination. There may be a potential conflict of interest between our officers and directors that hold membership interests in our Sponsor and our public shareholders that may not be resolved in favor of our public shareholders. See “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described in this Annual Report, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate an initial business combination by the end of the Combination Period, or such earlier date as our board of directors may approve, or (B) with respect to any other material provisions relating to the rights or pre-initial business combination activity of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business by the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve, subject to applicable law and as further described in this Annual Report. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Class A ordinary shares and warrants are listed on the NYSE. Although we meet the continued listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. To continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000), a minimum market capitalization attributable to publicly held shares (generally $40,000,000) and a minimum number of holders of our securities (generally 300 public holders). Requests for redemption in connection with a shareholder vote on extension may adversely affect our ability to meet these requirements and may result in a suspension of trading or loss of our listing.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A ordinary shares and warrants are listed on the NYSE, our Units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

Our Sponsor (together with its permitted transferees) owns, on an as-converted basis, 20% of our issued and outstanding ordinary shares as of December 31, 2024. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual shareholder meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual shareholder meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company during each fiscal year so long as (1) the market value of our Class A ordinary shares held by non-affiliates did not equal or exceed $250 million as of the end of the most recently completed second fiscal quarter, or (2) our annual revenues did not equal or exceed $100 million during the most recently completed fiscal year and the market value of our Class A ordinary shares held by non-affiliates did not exceed $700 million as of the end of the most recently completed second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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
Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

If we have not consummated an initial business combination by the end of the Combination Period, or such earlier date as our board of directors may approve, our public shareholders may be forced to wait beyond the end of the Combination Period, or such earlier date as our board of directors may approve before redemption from our Trust Account.

If we have not consummated an initial business combination by the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay liquidation expenses), will be used to fund the redemption of our public shares, as further described in this Annual Report. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount in the Trust Account, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond April 25, 2025, or such earlier date as our board of directors may approve, before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association prior thereto and only then in cases where investors have sought to require us to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination and have not amended certain provisions of our amended and restated memorandum and articles of association by the end of the Combination Period (as it may be extended), or such earlier date as our board of directors may approve. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

We have registered the issuance of Class A ordinary shares that are issuable upon exercise of the warrants because the warrants will become exercisable 30 days after the completion of an initial business combination. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination or earlier upon redemption or liquidation, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement on Form S-1 filed in connection with our Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement.

We cannot assure you that we will be able to do so if, for example, any facts or events arise that represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference in such registration statement or prospectus are not current or correct or the SEC issues a stop order. If the issuances of such Class A ordinary shares upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula. However, no warrant will be exercisable for cash, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or unless an exemption is available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the issuance of such shares under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full unit purchase price solely for the Class A ordinary shares included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of Units sold in the Initial Public Offering. In such an instance, our Sponsor and its transferees (which may include our directors and executive officers) would be able to sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the issuance of any underlying securities for sale under all applicable state securities laws.

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

If we are a PFIC for any taxable year (or portion of a taxable year) that is included in the holding period of a U.S. holder of our Class A ordinary shares or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. A non-U.S. corporation, such as us, will be a PFIC for a taxable year if either (i) 75% or more of its gross income for such year consists of certain types of “passive” income or (ii) 50% or more of the value of its assets (generally determined on the basis of a quarterly average) during such year is attributable to assets that produce or are held for the production of passive income. For this purpose, cash is categorized as a passive asset. Passive income generally includes, among other things, dividends, interest, rents, royalties, and gains from the disposition of passive assets. Because we are a blank check company, with no current active business, we believe that it is likely that we will meet the PFIC asset or income test for our taxable year ended December 31, 2024. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will make readily available on our website a PFIC annual information statement and, upon written request, endeavor to provide to a U.S. holder such other information as the Internal Revenue Service (“IRS”) may require to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. holders to consult their tax advisors regarding the possible application of the PFIC rules.

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

General Risk Factors

We are an early stage company with no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company with no revenues or basis upon which an investor could evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete an initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Security incidents or cyber-attacks could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.

The efficient operation of our business is dependent on information systems and technology, including computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security incidents and cyber-attacks, which may include intentional attacks or accidental losses, either of which may result in unauthorized access to, or corruption of, our hardware, software, or data processing systems, or to our confidential, personal, or other sensitive information. In addition, we, our Sponsor or its affiliates may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information, which are becoming more sophisticated and difficult to detect. Cybersecurity risks are also exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of our employees, our investors and others, and other sensitive information that we collect, process and store in our data centers and on our networks or those of our third-party service providers. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which we must comply in the event of a security incident or cyber-attack. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our cybersecurity risks. The result of any security incident or cyber-attack may include disrupted operations, including in our, our Sponsor or its affiliates’, our employees’, our counterparties’, or third parties’ operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen or improperly accessed assets or information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer or otherwise causing interruptions or malfunctions in our, our Sponsor or its affiliates’, our employees’, our counterparties’ or third parties’ operations.

Although we are not currently aware of any security incidents or cyber-attacks that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks. Security incidents or cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside or inside parties, as well as through employee malfeasance. We, or our third-party providers, may face a heightened risk of a security breach or disruption with respect to confidential, personal or other sensitive information resulting from an attack by foreign governments or cyber terrorists. We may be a target for attacks because, as a special purpose acquisition company, we hold confidential, personal and other sensitive information, including price information about potential investments. Further, we are dependent on third-party service providers for hosting hardware, software and data processing systems that we do not control. We also rely on third-party service providers for certain aspects of our businesses, including for certain information systems and technology. While we rely on the cybersecurity strategy and policies implemented by Ares Management, which include the performance of risk assessments on our third-party providers, our reliance on them and their potential reliance on other third-party service providers removes certain cybersecurity functions from outside of our immediate control, and cyber-attacks on our third-party service providers could adversely affect us, our business and our reputation. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by others, including by our third-party service providers.

Security incidents and cyber-attacks may originate from a wide variety of sources, and while Ares Management has implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber-attacks, these measures do not guarantee that a security incident or cyber-attack will not occur or that our financial results or operations will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched, and may be enhanced by artificial intelligence technologies. Ares Management relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on their information systems, as well as on policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal or other sensitive information. Although Ares Management takes protective measures and endeavors to strengthen its computer systems, software, technology assets and networks to prevent and address potential security incidents and cyber-attacks, there can be no assurance that any of these measures prove effective. Ares Management expects to be required to devote increasing levels of funding and resources to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance its cybersecurity procedures and controls.

In addition, cybersecurity has become a priority for regulators in the U.S. and around the world. Recently, the SEC adopted new rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies (funds), as well as amendments to certain rules that govern investment adviser and fund disclosures. In July 2023, the SEC also adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our and Ares Management’s policies and systems designed to manage cybersecurity risks and related disclosures. We also expect to face increased costs to comply with the new SEC rules, including Ares Management’s increased costs for cybersecurity training and management. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.

We, our Sponsor and its affiliates including Ares are subject to numerous privacy laws, and violation of such laws may subject us, our Sponsor, or its affiliates including Ares, to significant fines or penalties, litigation, or reputational damage, and new privacy laws could impact our and our Sponsor’s business and financial performance.

Many jurisdictions in which we may operate and our Sponsor and its parent Ares Management operate have laws and regulations relating to data protection, privacy, cybersecurity and information security to which we may be subject, including the CCPA, the New York SHIELD Act, the GDPR and the U.K. GDPR (collectively, “Privacy Laws”). These Privacy Laws and related regulations are quickly evolving and may conflict with one another. Moreover, to the extent that these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations are enacted, our, our Sponsor’s, or Ares’ financial performance or plans for growth may be adversely impacted. In addition, compliance with applicable Privacy Laws may require adhering to stringent legal and operational requirements, which could increase compliance costs for us and our Sponsor and require the dedication of additional time and resources to compliance. A failure to comply with applicable Privacy Laws could result in fines, sanctions, enforcement actions or other penalties or reputational damage.

Further, significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with contractual or other legal obligations regarding such data or intellectual property or a violation of privacy and security policies with respect to such data could result in significant investigation, remediation and other costs, fines, penalties, litigation or regulatory actions against us, our Sponsor, or Ares and significant reputational harm, any of which could harm our or our Sponsor’s business and results of operations.

There may be substantial financial penalties or fines for breach of Privacy Laws (which may include insufficient security for personal or other sensitive information). For example, the maximum penalty for breach of the GDPR is the greater of 20 million Euros and 4% of group annual worldwide turnover, and fines for each violation of the California Consumer Privacy Act are $2,500 per violation, or $7,500 per violation for intentional violations. Non-compliance with any applicable privacy or data security laws represents a serious risk to our business, and compliance may be complicated by conflicting or inconsistent laws and regulations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Assessment, Identification and Management of Material Risks from Cybersecurity Threats

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

Ares Management’s cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help Ares Management prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us, our Sponsor or Ares Management. Ares Management’s cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity threats, including those which may impact us, our Sponsor or Ares Management, is integrated into Ares Management’s Enterprise Risk Management program, which is overseen by the Ares Enterprise Risk Committee (the “Ares Management ERC”), as discussed below. In addition, Ares Management periodically engages with third-party consultants and engages with key vendors to assist it in assessing, enhancing, implementing, and monitoring its cybersecurity risk management programs and responding to incidents.

The Ares Management cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training. Ares Management’s cybersecurity training programs also include annual certification requirements for employees of Ares Management with respect to certain policies supporting the cybersecurity program including information security and electronic communications, data protection and privacy. Ares Management undertakes periodic internal security reviews of its information systems and related controls, including systems affecting personal data and the cybersecurity risks of Ares Management’s and our critical third-party service providers and other partners. Ares Management also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

In the event of a cybersecurity incident impacting us, our Sponsor or Ares Management, Ares Management has developed an incident response plan that provides guidelines for responding to an incident and facilitates coordination across multiple operational functions of Ares Management. The incident response plan includes notification to the applicable members of cybersecurity leadership, including Ares Management’s Chief Information Security Officer (“CISO”), and, as appropriate, escalation to the full Ares Management ERC and/or an internal ad-hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on their nature, incidents may also be reported to the audit committee or full board of directors of Ares Management, as well as to the audit committee of our board of directors and to our full board of directors, if appropriate.

Material Impact of Risks from Cybersecurity Threats

We have not experienced an information security breach incident that has materially affected our business strategy, results of operations or financial condition and have not incurred any expenses from information security breach incidents. We are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors— General Risk Factors— Security incidents or cyber-attacks could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.”

Oversight of Cybersecurity Risks

Our cybersecurity program is managed by Ares Management’s dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Ares Management’s CISO who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on, and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Ares Management’s CISO reports cybersecurity updates to the Ares Management ERC. The Ares Management ERC is a committee that governs and oversees the Ares Management Enterprise Risk Program, including cybersecurity. The Ares Management ERC includes members of Ares Management’s senior executive management, including its Chief Executive Officer, Co-Presidents, Chief Financial Officer, General Counsel, Global Chief Compliance Officer and Head of Enterprise Risk, who acts as chairperson of the Ares Management ERC. The Ares Management ERC, through regular consultation with the Ares Management internal cybersecurity team, assesses, discusses, and prioritizes Ares Management’s approach to high-level risks, mitigating controls, and ongoing cybersecurity efforts.

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

Additionally, we and our Sponsor and its affiliates are also subject to extensive regulation, which, from time to time, results in requests for information from us or our Sponsor or its affiliates, or legal or regulatory proceedings or investigations against us or our Sponsor or its affiliates. We incur significant costs and expenses in connection with any such proceedings, information requests and investigations.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Units, Class A ordinary shares and warrants are each traded on the NYSE under the symbol “AACT.U,” “AACT,” and “AACT WS,” respectively.

Holders

On March 6, 2025, there was one holder of record for our Units, one holder of record for our Class A ordinary shares, one holder of our Class B ordinary shares and two holders of our warrants.

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

References to the “Company,” “our,” “us” or “we” refer to Ares Acquisition Corporation II.

Special Note Regarding Forward-Looking Statements

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

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

•limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt; and

•other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, as of December 31, 2024, we had $975,319 in our operating bank account. Further, we expect to continue to incur significant costs in the pursuit of an initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

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

Upon the closing of the Initial Public Offering, the Private Placement and the Overfunding Loans, $505,000,000 ($10.10 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement and the Overfunding Loans were placed in the Trust Account located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a business combination or (ii) the distribution of the Trust Account, as described below.

We currently have until April 25, 2025 to complete a business combination. We are currently seeking shareholder approval to amend our amended and restated memorandum and articles of association to extend the Combination Period. If we are unable to complete a business combination within the Combination Period (as it may be extended), we will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay liquidation expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which may expire worthless if we fail to complete a business combination within the Combination Period (as it may be extended).

Results of Operations

All activity for the period from March 15, 2021 (inception) through December 31, 2024 related to our formation and the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had net income of $25,986,159, which consisted of investment income earned on investments held in Trust Account of $27,761,686, offset by general and administrative costs of $1,775,527.

For the year ended December 31, 2023, we had net income of $16,915,460, which consisted of investment income earned on investments held in Trust Account of $18,038,352, offset by general and administrative costs of $1,122,892.

Going Concern Considerations, Liquidity and Capital Resources

As of December 31, 2024, we had $975,319 in our operating bank account and working capital of $360,413.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $366,781 from our Sponsor pursuant to the Promissory Note (see Note 4) and the proceeds from the consummation of the Private Placement not held in the Trust Account. On April 25, 2023, the total balance of $366,781 of the Promissory Note was fully repaid to the Sponsor. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor may provide us with Working Capital Loans. As of December 31, 2024 and 2023, there were no amounts outstanding under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the mandatory liquidation of the Trust Account, should a business combination not occur, raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Our management plans to complete the initial business combination prior to the mandatory liquidation date of the Trust Account and expects to receive financing from our Sponsor or the affiliates of our Sponsor to meet its obligations through the time of liquidation of the Trust Account or the completion of the initial business combination. There is no financing that is currently committed and no assurance that our plans to consummate the initial business combination will be successful or successful within the Combination Period (as it may be extended). The financial statements do not include any adjustments that might result from our inability to continue as a going concern.

Trends Affecting Our Business

We continue to evaluate the impact of persistent inflation and fluctuations in interest rates, financial market instability and certain geopolitical events. Management has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on our financial position, results of operations and/or ability to complete an initial business combination, we cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

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

Contingent Fees

We have entered into a fee arrangement with a service provider pursuant to which certain transaction fees and service fees will become payable only if we consummate a business combination. If the business combination does not occur, we will not be required to pay these contingent fees. As of December 31, 2024, the amount of these contingent fees with the service provider was $732,045.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2024 and 2023, 50,000,000 Class A ordinary shares, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Net Income Per Ordinary Share

We comply with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income per share does not consider the effect of the public warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants, because the exercise of the warrants is contingent upon the occurrence of future events.

Recent Accounting Pronouncements

We consider the applicability and impact of all ASUs issued by FASB. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on our financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures.” The ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. This update is effective beginning with our 2024 fiscal year annual reporting period, with early adoption permitted. We have concluded this guidance does not have a material impact on our financial statements.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting were effective as of December 31, 2024.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the year ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
David B. Kaplan . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	57	Chief Executive Officer and Co-Chairman
Michael J Arougheti . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	52	Co-Chairman
Jarrod Phillips . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	47	Chief Financial Officer
Allyson Satin . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	39	Chief Operating Officer
Peter Ogilvie . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	42	Executive Vice President of Strategy
Brad Coleman . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	64	Director
David G. Hirz. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	68	Director
Felicia Thornton. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	61	Director

David B. Kaplan serves as Chief Executive Officer and is a Co-Chairman of the board of directors of Ares Acquisition Corporation II. Mr. Kaplan is a Co-Founder, Director and Partner of Ares Management Corporation. He serves on several Ares Investment Committees including, among others, the Ares Private Equity Group’s Corporate Opportunities, Energy Opportunities and Extended Value Investment Committees and the Ares Credit Group’s Opportunistic Credit Investment Committee. Mr. Kaplan joined Ares in 2003 from Shelter Capital Partners, LLC, where he was a Senior Principal from June 2000 to April 2003. From 1991 through 2000, Mr. Kaplan was a Senior Partner of Apollo Management, L.P. and its affiliates. Prior to Apollo, Mr. Kaplan was a member of the Investment Banking Department at Donaldson, Lufkin & Jenrette Securities Corp. Mr. Kaplan currently serves on the supervisory board of directors of MYT Netherlands Parent B.V., the parent entity of Mytheresa GmbH. Mr. Kaplan also serves as a member of the board of directors of X-Energy Reactor Company, LLC and as the Chairman of the board of directors of the parent entity of Cooper’s Hawk Winery & Restaurants. Mr. Kaplan’s previous public company board experience includes Floor & Decor Holdings, Inc., Maidenform Brands, Inc., where he served as the company’s Chairman, GNC Holdings, Inc., Dominick’s Supermarkets, Inc., Stream Global Services, Inc., Orchard Supply Hardware Stores Corporation, Smart & Final, Inc. and Allied Waste Industries Inc. Mr. Kaplan also currently serves as Chairman of the Board of Directors of Cedars-Sinai Medical Center, and is on the Board of Trustees at the Los Angeles County Museum of Art (LACMA). Mr. Kaplan graduated with High Distinction, Beta Gamma Sigma, from the University of Michigan with a Bachelor of Business Administration degree, concentrating in Finance. We believe Mr. Kaplan is well qualified to serve as the Co-Chairman of our board of directors due to his knowledge of and extensive experience with leveraged finance, acquisitions and private equity investments, in addition to his service as a director of other public and private companies.

Michael J Arougheti serves as a Co-Chairman of the board of directors of Ares Acquisition Corporation II. Mr. Arougheti is a Co-Founder, the Chief Executive Officer and a Director of Ares Management Corporation. He is a member of the Ares Operating Committee, the Ares Enterprise Risk Committee and is on the Board of Directors of the Ares Charitable Foundation. He additionally serves as Executive Vice President and Director of Ares Capital Corporation (“ARCC”). Mr. Arougheti also is a member of the Ares Credit Group’s U.S. Direct Lending and Pathfinder Investment Committees, the Ares Equity Income Opportunity Strategy Portfolio Review Committee and the Ares Sports, Media and Entertainment Investment Committee. Prior to joining Ares in 2004, Mr. Arougheti was employed by Royal Bank of Canada (“RBC”) from 2001 to 2004, where he was a Managing Partner of the Principal Finance Group of RBC Capital Partners and a member of the firm’s Mezzanine Investment Committee. Mr. Arougheti oversaw an investment team that originated, managed and monitored a diverse portfolio of middle-market leveraged loans, senior and junior subordinated debt, preferred equity and common stock and warrants on behalf of RBC and other third-party institutional investors. Mr. Arougheti joined RBC in October 2001 from Indosuez Capital, where he was a Principal and an Investment Committee member, responsible for originating, structuring and executing leveraged transactions across a broad range of products and asset classes. Prior to joining Indosuez in 1994, Mr. Arougheti worked at Kidder, Peabody & Co., where he was a member of the firm’s Mergers and Acquisitions Group. Mr. Arougheti also serves on the board of directors of Operation HOPE, a not-for-profit organization focused on expanding economic opportunity in underserved communities through education and empowerment. Additionally, he is a member of the PATH Organization Leadership Council. Mr. Arougheti received a B.A. in Ethics, Politics and Economics, cum laude, from Yale University. We believe Mr. Arougheti is well qualified to serve as the Co-Chairman of our board of directors due to his knowledge of and extensive experience in investment management, leveraged finance and financial services, which give the board valuable industry-specific knowledge and expertise on these and other matters and, in addition to his service as a director of other public companies.

Jarrod Phillips serves as Chief Financial Officer of Ares Acquisition Corporation II. Mr. Phillips is a Partner and Chief Financial Officer of Ares Management Corporation. He serves on the Ares Operating Committee and the Ares Enterprise Risk Committee. Prior to this, he served as Chief Accounting Officer from January 2016 to July 2021. Prior to joining Ares in 2016, Mr. Phillips was a Partner at Deloitte & Touche LLP, where he focused on financial services and asset management assurance and advisory services. Mr. Phillips was a member of the board of directors of Safe & Sound, a not-for-profit dedicated to the strengthening of families and ending child abuse from 2010 until 2021 and is currently a member of the board of directors of School On Wheels, a not-for-profit providing tutoring and mentoring to students experiencing homelessness. Mr. Phillips holds a B.S. from Virginia Polytechnic Institute and State University in Accounting. Mr. Phillips holds a Certified Public Accountant license (inactive) in the State of California.

Allyson Satin serves as the Chief Operating Officer of Ares Acquisition Corporation II. Ms. Satin is a Partner in the Ares Corporate Strategy Group of Ares Management Corporation, where she focuses on the firm’s SPAC business. From 2009 to 2020, Ms. Satin was an investment professional in the Ares Private Equity Group, where she participated in various leveraged buyouts, growth equity and distressed debt transactions. Prior to joining Ares in 2009, Ms. Satin was an investment banking Analyst in the Global Financial Sponsors Group at Barclays Capital (formerly Lehman Brothers). Ms. Satin currently serves as a member of the board of directors of X-Energy Reactor Company, LLC. Ms. Satin holds a B.S. from the University of California, Berkeley Haas School of Business in Business Administration.

Peter Ogilvie serves as the Executive Vice President of Strategy of Ares Acquisition Corporation II. Mr. Ogilvie is a Partner and Head of the Ares Corporate Strategy Group of Ares Management Corporation. Additionally, he serves as a member of the Ares Operating Committee and the Management Capital Markets Investment Committee. Mr. Ogilvie co-founded the Corporate Strategy Group to drive growth and development across the Ares platform through acquisitions, balance sheet investments, partnerships and new team onboarding. He has led the Corporate Strategy Group’s efforts on numerous transactions including the acquisition of Landmark Partners, the acquisition of American Capital, Ltd. by Ares Capital Corporation, the business development company managed by Ares, the issuance of Ares first private backed note and the formation of Ares’ business partnership with Sumitomo Mitsui Banking Corporation. Mr. Ogilvie is a board member of Vinci Partners Investments. Prior to joining Ares in 2007, Mr. Ogilvie worked in the Leveraged Finance and Restructuring Group at Credit Suisse. Mr. Ogilvie holds a B.A. from Yale University in Economics.

Brad Coleman serves as a director of Ares Acquisition Corporation II. Mr. Coleman is a Partner of SLR Capital Partners, an independent boutique alternative asset manager focused on direct lending and asset-based specialty finance. Mr. Coleman served as an Operating Partner at SLR Capital Partners from September 2023 to December 2023 and as a Senior Advisor to Hunter Point Capital from January 2023 to January 2024. Previously, Mr. Coleman served as Managing Director and Head of GP Coverage at Hunter Point Capital and prior to his role at Hunter Point Capital, Mr. Coleman accumulated over 30 years of investment banking and capital markets experience at Citi and its predecessor firms, primarily focusing on Private Equity, the Alternative Asset Sector, and GP Solutions. From August 1988 to March 2021, Mr. Coleman served in various roles at Salomon Brothers and Citi, including Global Head of Asset Managers/Alternative Assets from May 2008 to January 2017 and Chairman of Global Asset Managers from February 2017 to March 2021. Mr. Coleman holds a bachelor’s degree in Accounting from SUNY Albany and an MBA in Finance and Marketing from the University of Chicago, Booth School of Business. We believe that Mr. Coleman is well qualified to serve on our board of directors due to his extensive global origination and execution experience spanning various industries, including M&A, leveraged finance, equities, and GP-related transactions.

David G. Hirz serves as a director of Ares Acquisition Corporation II. Mr. Hirz serves as a member of the board of directors of Heritage Grocers Group and as a strategic advisor to Nexus Capital Management, a Los Angeles-based private equity firm. Mr. Hirz served as President and Chief Executive Officer as well as a member the board of directors of Smart & Final Stores, Inc. from January 2012 through January 2022. Prior to that, from April 2010 to January 2012, Mr. Hirz served as President and Chief Operating Officer of Smart & Final Stores, Inc. Prior to joining Smart & Final Stores, Inc., Mr. Hirz held executive positions with divisions of The Kroger Company, one of the world’s largest supermarket operators, including President of Food4Less, a national warehouse grocery store chain of The Kroger Company, and President of the Ralphs Grocery Company, the largest supermarket chain in southern California at the time. Previously, Mr. Hirz held a variety of store and operations management positions with several retail grocery companies. Mr. Hirz received a B.B.A. in Finance and Economics & Political Science from California State University, Fullerton. We believe that Mr. Hirz is well qualified to serve on our board of directors due to his significant senior leadership experience along with his extensive knowledge of the food retail and foodservice industries.

Felicia Thornton serves as a director of Ares Acquisition Corporation II. Ms. Thornton currently serves as a member of the board of directors of PACTIV Evergreen Inc., which announced in December 2024 that it will combine with Novolex to create a leading platform in manufacturing food, beverage and specialty packaging products, where she currently serves as the chair of the Audit Committee and as a member of the Nominating and Corporate Governance Committee. Ms. Thornton is a member of the boards of directors and Chair of the Audit Committee of Convergint Technologies and CoolSys, Inc., both private companies. Ms. Thornton also serves on the board of directors of Floor & Decor Holdings, Inc., a specialty retailer of hard surface flooring and related accessories, where she currently serves as the Chair of the Nominating and Corporate Governance Committee. Previously, Ms. Thornton served as Co-Chief Executive Officer, President and Chief Operating Officer and Board Advisor for DeMoulas Super Market, Inc., a supermarket chain, from June 2014 to December 2014 and as the Chief Executive Officer of Knowledge Universe U.S., a private childhood education company, from 2006 to 2011. Ms. Thornton served as Chief Financial Officer and led overall strategy for Albertsons, a grocery and drugstore company, from 2001 to 2006. Ms. Thornton served in a variety of executive strategic and financial roles from 1992 to 2000 for Ralphs Grocery Company, Inc., a grocery store chain, and for Fred Meyer, a retail supermarket company, both of which eventually became part of The Kroger Company, a global retailer of grocery, multi-department, discount, convenience and jewelry stores, where Ms. Thornton served as Group Vice President responsible for retail operations. Ms. Thornton has served as a member of the boards of directors of public and private companies, including Nordstrom, Inc., a luxury retailer, from November 2010 to May 2012, Knowledge Universe Education, Inc. from November 2006 to May 2012, and the parent entity of 99 Cents Only Stores LLC from March 2023 to January 2025, in addition to having previously held various executive positions at 99 Cents Only Stores LLC. Ms. Thornton is a fellow of the National Association of Corporate Directors (“NACD”), NACD Directorship Certification and a member of the Latino Corporate Director Association. Ms. Thornton received a B.S. in Economics from Santa Clara University and an M.B.A. from the University of Southern California. We believe that Ms. Thornton is well qualified to serve on our board of directors due to her extensive experience in executive leadership positions in retail, and particularly in large high-growth multi-unit retailers, in addition to her service as a director of other public companies.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice president, secretary, treasurer and such other offices as may be determined by the board of directors.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in our nominating committee charter, generally provides that persons to be nominated:

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

Insider Trading Policy

Our board of directors has adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations. In addition, with regard to our trading in our own securities, it is our policy to comply with all applicable insider trading laws, rules, and regulations. Our insider trading policy is filed as an exhibit to this Annual Report.

Hedging and Speculative Trading

Our board of directors has adopted, as part of our Insider Trading Policy, prohibitions against our officers or directors buying or selling puts or calls or other derivative securities based on our securities (other than derivative securities issued by us, such as convertible notes). In addition, such persons are prohibited from short-selling our securities or entering into hedging or monetization transactions or similar arrangements with respect to our securities.

Pledging of Company Securities

Our board of directors has adopted, as part of our Insider Trading Policy, prohibitions against our officers or directors holding our securities in a margin account or pledging our securities as collateral for a loan.

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

In addition, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our officers and directors, including our chief executive officer, David B. Kaplan, are and in the future will be required to commit time and attention to Ares and Ares funds. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, any of such entities (including, without limitation, arising as a result of certain of officers and directors being required to offer acquisition opportunities to such entities), Ares and its affiliated funds will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
David B. Kaplan . . . . . . .	Ares Management Corporation(1)	Investment Management, Various	Director, Co-Founder, Partner
	X-Energy Reactor Company, LLC	Energy	Director
	CHWR Group GP LLC	Restaurant & Hospitality	Director
	MYT Netherlands Parent B.V.	Retail	Director
	Cedars-Sinai Medical Center	Non-profit	Director
	Los Angeles County Museum of Art	Non-profit	Trustee
Michael J Arougheti . . . . .	Ares Management Corporation(1)	Investment Management, Various	Director, Co-Founder, Chief Executive Officer
	Ares Capital Corporation	Investment Management	Director, Executive Vice President
	Ares Charitable Foundation	Non-profit	Director
	Operation HOPE	Non-profit	Director
Jarrod Phillips . . . . . . . . .	Ares Management Corporation(1)	Investment Management, Various	Chief Financial Officer, Partner
	School on Wheels	Non-profit	Director
Allyson Satin . . . . . . . . . .	Ares Management Corporation(1)	Investment Management, Various	Partner
	X-Energy Reactor Company, LLC	Energy	Director
Peter Ogilvie . . . . . . . . . .	Ares Management Corporation(1)	Investment Management, Various	Partner
	Vinci Partners Investments	Alternate Asset Manager	Director
Brad Coleman . . . . . . . . . .	SLR Capital Partners	Asset Manager Management	Partner
David G. Hirz . . . . . . . . . .	Heritage Grocers Group	Retail	Director
Felicia Thornton . . . . . . . .	Convergint Technologies	Technology	Director
	Coolsys, Inc.	Service	Director
	Floor & Decor Holdings, Inc.	Retail	Director
	PACTIV Evergreen, Inc.	Packaging	Director

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

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render to effectuate, the completion of our initial business combination. Certain affiliates of our Sponsor will be entitled to reimbursement for any out-of-pocket expenses (or an allocable portion of such expenses), to the extent that such affiliates incur expenses for services provided to us before our initial business combination. Further, commencing on the date our securities are first listed on the NYSE, we pay our Sponsor for office space, utilities, secretarial support and administrative services provided to us in the amount of $16,667 per month.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Item 11. Executive Compensation

Director Compensation

We pay fees in cash to each of our independent directors for service on our board of directors in the amounts of $150,000 per year, effective from their respective dates of appointment. The following table sets forth compensation for independent directors for the years ended December 31, 2024 and 2023.

Name	Year	Fees earned or paid in cash
Brad Coleman	2024	$150,000
	2023	84,066
David G. Hirz	2024	150,000
	2023	68,071
Felicia Thornton	2024	150,000
	2023	104,670

None of our executive officers or other directors have received any cash compensation from the Company for services rendered to us.

Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we agreed to pay our Sponsor for office space, utilities, secretarial support and administrative services provided to us in the amount of $16,667 per month. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, certain affiliates of our Sponsor are entitled to reimbursement for any out-of-pocket expenses (or an allocable portion of such expenses), to the extent that such affiliates incur expenses for services provided to us before our initial business combination. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our and their respective affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements and fees paid in cash to our independent directors as described above, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

•each of our executive officers and directors that beneficially owns our ordinary shares; and

•all our executive officers and directors as a group.

The following table is based on 62,500,000 ordinary shares issued and outstanding as of March 6, 2025, of which 50,000,000 were Class A ordinary shares and 12,500,000 were Class B ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

	Class A ordinary shares		Class B ordinary shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned		Approximate Percentage of Class	Approximate Percentage of Ordinary Shares
Ares Acquisition Holdings II LP (our Sponsor)(2)(3)	—	—	12,500,000		100.0%	20.0%
First Trust Capital Management L.P.(4)	4,423,165	8.8%	—		—	7.1%
AQR Capital Management, LLC(5)	3,499,999	7.0%	—		—	5.6%
Westchester Capital Management, LLC(6)	3,098,687	6.2%	—		—	5.0%
Ramya Rao(7)	3,538,577	7.1%	—		—	5.7%
Wealthspring Capital LLC(8)	5,094,666	10.2%	—		—	8.2%
HGC Investment Management Inc.(9)	4,881,504	9.8%	—		—	7.8%
David B. Kaplan	—	—	—	(10)	—	—
Michael J Arougheti	—	—	—	(10)	—	—
Jarrod Phillips	—	—	—	(10)	—	—
Allyson Satin	—	—	—	(10)	—	—
Peter Ogilvie	—	—	—	(10)	—	—
Brad Coleman	—	—	—		—	—
David G. Hirz	—	—	—		—	—
Felicia Thornton	—	—	—		—	—
All officers and directors as a group (eight individuals)	—	—	—		—	—

(1)Unless otherwise noted, the business address of each of our shareholders is c/o Ares Management LLC, 245 Park Avenue, 44th Floor, New York, NY 10167.
(2)Interests shown consist solely of Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or at any time and from time to time at the option of the holders of the Class B ordinary shares (as discussed in Note 6).
(3)Ares Acquisition Holdings II LP (our Sponsor) is a Cayman Islands exempted limited partnership managed by affiliates of Ares. Ares Acquisition Holdings II is the general partner of our Sponsor. Ares Investment Holdings LLC is the sole shareholder of Ares Acquisition Holdings II. Ares Investment Holdings LLC is an indirect subsidiary of Ares. Ares Management GP LLC (“Ares Management GP”) is the sole holder of the Class B common stock, $0.01 par value per share, of Ares (the “Ares Class B Common Stock”) and Ares Voting LLC (“Ares Voting”) is the sole holder of the Class C common stock, $0.01 par value per share, of Ares (the “Ares Class C Common Stock”). Pursuant to Ares’ Certificate of Incorporation, the holders of the Ares Class B Common Stock and the Ares Class C Common Stock, collectively, will generally have the majority of the votes on any matter submitted to the stockholders of Ares if certain conditions are met. The sole member of both Ares Management GP and Ares Voting is Ares Partners Holdco LLC (“Ares Partners”). Ares Partners is managed by a board of managers, which is composed of Michael J Arougheti, R. Kipp deVeer, David B. Kaplan, Antony P. Ressler and Bennett Rosenthal. Mr. Ressler generally has veto authority over board decisions.
(4)Based on information provided by First Trust Merger Arbitrage Fund (“VARBX”) on Schedule 13G, filed with the SEC on November 14, 2024 (filed jointly with First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”)). As of September 30, 2024, VARBX owned 4,123,096 of our Class A ordinary shares and FTCM, FTCS and Sub GP each reported ownership over 4,423,165 of our Class A ordinary shares. As investment manager of VARBX and various client accounts that hold the reported securities, FTCM has the authority to vote or dispose of the reported securities. FTCS and Sub GP may be deemed to control FTCM and therefore may also be deemed to be beneficial owners of the securities. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any of our Class A ordinary shares for their own accounts. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.
(5)Based on information provided by AQR Capital Management, LLC on Schedule 13G, filed with the SEC on November 14, 2024 (filed jointly with AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC (together with AQR Capital Management, LLC, “AQR”)). As of September 30, 2024, AQR reported aggregate beneficial ownership of 3,499,999 of our Class A ordinary shares with sole voting power over 0 Class A ordinary shares, shared voting power over 3,499,999 Class A ordinary shares, sole dispositive power over 0 Class A ordinary shares and shared dispositive power over 3,499,999 Class A ordinary shares. The principal business address of AQR is One Greenwich Plaza, Greenwich, CT 06830.
(6)Based on information provided by Westchester Capital Management, LLC (“Westchester Capital”) on Schedule 13G, filed with the SEC on November 14, 2024 (filed jointly with Virtus Investment Advisers, Inc. (“Virtus”) and The Merger Fund (“TMF” and, together with Westchester Capital Management, and Virtus, “Westchester”)). As of September 30, 2024, Westchester reported aggregate beneficial ownership of 3,098,687 of our Class A ordinary shares. With respect to such amount: Westchester Capital reported sole voting and dispositive power over 132,786 Class A ordinary shares and shared voting and dispositive power over 2,965,901 Class A ordinary shares, Virtus reported shared voting and dispositive power over 2,965,901 Class A ordinary shares, and TMF reported shared voting and dispositive power over 2,743,497 Class A ordinary shares. Virtus acts as investment adviser to each of TMF, The Merger Fund VL (“MF VL”) and Virtus Westchester Credit Event Fund (“CEF”). Westchester Capital acts as sub-advisor to each of TMF, MF VL, CEF and JNL Multi-Manager Alternative Fund (“JARB” and, together with TMF, MF VL, and CEF, the “Funds”) and may be deemed to beneficially own shares of ordinary shares held by TMF, MF VL, CEF and JARB. Mr. Roy Behren and Mr. Michael T. Shannon each serve as Co-Presidents of Westchester Capital. By virtue of these relationships, Westchester Capital and Messrs. Behren and Shannon may be deemed to beneficially own the Class A ordinary shares held by the Funds, however, each of the reporting persons and Messrs. Behren and Shannon disclaim beneficial ownership of such shares of Class A ordinary shares, except to the extent of their pecuniary interest therein. The principal business address of Westchester Capital is 100 Summit Drive, Valhalla, NY 10595. The principal business address of Virtus is One Financial Plaza, Hartford, CT 06103. The principal business address of TMF is 101 Munson Street, Greenfield, MA 01301-9683.
(7)Based on information provided by Ramya Rao on Schedule 13G, filed with the SEC on November 13, 2024. As of September 30, 2024, Ramya Rao reported aggregate beneficial ownership of 3,538,577 of our Class A ordinary shares with sole voting power over 3,538,577 Class A ordinary shares, shared voting power over 0 Class A ordinary shares, sole dispositive power over 3,538,577 Class A ordinary shares and shared dispositive power over 0 Class A ordinary shares. The principal business address of Ramya Rao is 1 Churchill Place, London – E14 5HP.
(8)Based on information provided by Wealthspring Capital LLC on Schedule 13G/A, filed with the SEC on April 10, 2024 (filed jointly with Matthew Simpson (together with Wealthspring Capital LLC, “Wealthspring”)). As of March 31, 2024, Wealthspring reported aggregate beneficial ownership of 5,094,666 of our Class A ordinary shares with sole voting power over 0 Class A ordinary shares, shared voting power over 5,094,666 Class A ordinary shares, sole dispositive power over 0 Class A ordinary shares and shared dispositive power over 5,094,666 Class A ordinary shares. The principal business address of Wealthspring is 2 Westchester Park Drive, Suite 108, West Harrison, NY 10604.
(9)Based on information provided by HGC Investment Management Inc. on Schedule 13G, filed with the SEC on February 14, 2024. As of December 31, 2023, HGC Investment Management Inc. reported aggregate beneficial ownership of 4,881,504 of our Class A ordinary shares with sole voting power over 4,881,504 Class A ordinary shares, shared voting power over 0 Class A ordinary shares, sole dispositive power over 4,881,504 Class A ordinary shares and shared dispositive power over 0 Class A ordinary shares. The principal business address of HGC Investment Management Inc. is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.
(10)Does not include any shares indirectly owned by this individual as a result of his or her partnership interest in our Sponsor.

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

On March 19, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Promissory Note”). On February 8, 2023, the Company amended the Promissory Note with an effective date as of December 31, 2021 to increase the principal up to $400,000. The Promissory Note was non-interest bearing, unsecured and payable upon the completion of the Initial Public Offering. On April 25, 2023, the outstanding amount of $366,781 was repaid in full to the Sponsor. Borrowings under the Promissory Note were no longer available after consummation of the Initial Public Offering.

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

We have 24 months, or such earlier date as our board of directors may approve, from the closing of the Initial Public Offering to consummate our initial business combination. We are currently seeking shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. In connection with seeking shareholder approval for such extension, holders of Class A ordinary shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then issued and outstanding Class A ordinary shares, subject to applicable law.

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

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An independent director is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Brad Coleman, David G. Hirz and Felicia Thornton are independent directors as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC (“Withum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2024 and 2023 totaled $104,520 and $152,880, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for audit related fees for the years ended December 31, 2024 and 2023.

Tax Fees. We did not pay Withum for tax fees for the years ended December 31, 2024 and 2023.

All Other Fees. We did not pay Withum for other services for the years ended December 31, 2024 and 2023.

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

(c) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on April 26, 2023).
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 26, 2023 (File No. 001-41691)).
4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, filed on April 7, 2023 (File No. 333-270951)).
4.3	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A, filed on April 7, 2023 (File No. 333-270951)).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A, filed on April 7, 2023 (File No. 333-270951)).
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, filed on February 28, 2024 (File No. 001-41691)).
10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 26, 2023 (File No. 001-41691)).
10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 26, 2023 (File No. 001-41691)).
10.3	Registration and Shareholder Rights Agreement among the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 26, 2023 (File No. 001-41691)).
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 26, 2023 (File No. 001-41691)).
10.5	Administrative Services Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on April 26, 2023 (File No. 001-41691)).
10.6	Promissory Note, dated as of April 25, 2023, between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on April 26, 2023 (File No. 001-41691)).
10.7	Promissory Note (over-allotment), dated as of April 25, 2023, between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on April 26, 2023 (File No. 001-41691)).
10.8	Consulting and Advisory Services Agreement between the Company and Ares Management Capital Markets LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on April 26, 2023 (File No. 001-41691)).
10.9	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A, filed on April 7, 2023 (File No. 333-270951)).
10.10	Amended & Restated Promissory Note, dated as of February 8, 2023, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed on March 29, 2023 (File No. 333-270951)).
10.11	Securities Subscription Agreement, dated March 19, 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed on March 29, 2023 (File No. 333-270951)).
19.1*	Insider Trading Policy.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 28, 2024 (File No. 333-270951)).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES ACQUISITION CORPORATION II

Dated: March 12, 2025	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ David B. Kaplan	Chief Executive Officer and Co-Chairman	March 12, 2025
David B. Kaplan	(Principal Executive Officer)

/s/ Michael J Arougheti	Co-Chairman	March 12, 2025
Michael J Arougheti

/s/ Jarrod Phillips	Chief Financial Officer	March 12, 2025
Jarrod Phillips	(Principal Financial Officer)

/s/ Brad Coleman	Director	March 12, 2025
Brad Coleman

/s/ David G. Hirz	Director	March 12, 2025
David G. Hirz

/s/ Felicia Thornton	Director	March 12, 2025
Felicia Thornton

ARES ACQUISITION CORPORATION II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Ares Acquisition Corporation II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ares Acquisition Corporation II (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to consummate a business combination by April 25, 2025, the Company will be required to liquidate the Trust Account. The date for mandatory liquidation of the Trust Account raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York
March 12, 2025
PCAOB Number 100

ARES ACQUISITION CORPORATION II
BALANCE SHEETS

	As of December 31,
	2024	2023
Assets
Current assets:
Cash	$975,319	$1,905,123
Prepaid expenses	125,663	509,950
Total current assets	1,100,982	2,415,073
Investments held in Trust Account	550,800,038	523,038,352
Total assets	$551,901,020	$525,453,425

Liabilities and shareholders’ deficit
Current liabilities:
Accrued expenses	$690,348	$271,633
Due to related party	50,221	7,500
Total current liabilities	740,569	279,133
Overfunding loans	5,000,000	5,000,000
Deferred underwriting and advisory fees	17,500,000	17,500,000
Total liabilities	23,240,569	22,779,133

Commitments and contingencies
Class A ordinary shares, $0.0001 par value; 50,000,000 shares subject to possible redemption at $11.01 and $10.46 per share at December 31, 2024 and 2023, respectively	550,700,038	522,938,352

Shareholders’ deficit
Preference shares, $0.0001 par value; 99,990,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; none issued and outstanding (excluding 50,000,000 shares subject to possible redemption at December 31, 2024 and 2023)	—	—
Class B ordinary shares, $0.0001 par value; 900,000,000 shares authorized; 12,500,000 shares issued and outstanding at December 31, 2024 and 2023	1,250	1,250
Accumulated deficit	(22,040,837)	(20,265,310)
Total shareholders’ deficit	(22,039,587)	(20,264,060)
Total liabilities and shareholders’ deficit	$551,901,020	$525,453,425

The accompanying notes are an integral part of these financial statements.

ARES ACQUISITION CORPORATION II
STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2024	2023
General and administrative expenses	$1,775,527	$1,122,892
Loss from operations	(1,775,527)	(1,122,892)
Other income:
Investment income on investments held in Trust Account	27,761,686	18,038,352
Total other income	27,761,686	18,038,352
Net income	$25,986,159	$16,915,460

Basic and diluted weighted average shares outstanding of Class A ordinary shares	50,000,000	34,383,562
Basic and diluted net income per share, Class A ordinary shares	$0.42	$0.36
Basic and diluted weighted average shares outstanding of Class B ordinary shares(1)	12,500,000	12,500,000
Basic and diluted net income per share, Class B ordinary shares	$0.42	$0.36

(1) On April 25, 2023, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. All share and per share amounts have been retroactively restated to reflect the share surrender and share recapitalization events and the share forfeitures (see Note 4).

The accompanying notes are an integral part of these financial statements.

ARES ACQUISITION CORPORATION II
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class B
	Shares	Amount
Balance at December 31, 2022(1)	12,500,000	$1,250	$23,750	$(16,039)	$8,961
Sale of private placement warrants	—	—	14,300,000	—	14,300,000
Fair value of public warrants at issuance	—	—	2,625,000	—	2,625,000
Accretion of Class A ordinary shares to redemption amount	—	—	(16,948,750)	(37,164,731)	(54,113,481)
Net income	—	—	—	16,915,460	16,915,460
Balance at December 31, 2023(1)	12,500,000	1,250	—	(20,265,310)	(20,264,060)
Accretion of Class A ordinary shares to redemption amount	—	—	—	(27,761,686)	(27,761,686)
Net income	—	—	—	25,986,159	25,986,159
Balance at December 31, 2024	12,500,000	$1,250	$—	$(22,040,837)	$(22,039,587)

(1) On April 25, 2023, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. All share amounts have been retroactively restated to reflect the share surrender and share recapitalization events and the share forfeitures (see Note 4).

The accompanying notes are an integral part of these financial statements.

ARES ACQUISITION CORPORATION II
STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2024	2023

Cash flows from operating activities:
Net income	$25,986,159	$16,915,460
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(27,761,686)	(18,038,352)
Changes in operating assets and liabilities:
Prepaid expenses	384,287	(508,750)
Accrued expenses	418,715	271,633
Due to related party	42,721	7,500
Net cash used in operating activities	(929,804)	(1,352,509)

Cash flows from investing activities:
Cash deposited in Trust Account	—	(505,000,000)
Net cash used in investing activities	—	(505,000,000)

Cash flows from financing activities:
Proceeds received from initial public offering, gross	—	500,000,000
Proceeds received from sale of private placement warrants	—	14,300,000
Proceeds received from overfunding loans	—	5,000,000
Repayment of promissory note	—	(366,781)
Payment of underwriter and advisory fee	—	(10,000,000)
Payment of offering costs	—	(675,587)
Net cash provided by financing activities	—	508,257,632

Net change in cash	(929,804)	1,905,123
Cash – beginning of period	1,905,123	—
Cash – end of period	$975,319	$1,905,123

Supplemental disclosure of non-cash activities
Offering costs included in accrued expenses	$—	$(270,391)
Deferred offering costs paid by Sponsor through promissory note	$—	$133,538
Deferred underwriting and advisory fees	$—	$17,500,000

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company has until April 25, 2025 to complete a Business Combination (the “Combination Period”). The Company is currently seeking shareholder approval to amend its Amended and Restated Memorandum and Articles of Association to extend the Combination Period. Pursuant to the Amended and Restated Memorandum and Articles of Association, in connection with the shareholder vote for an extension, holders of Class A ordinary shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then issued and outstanding Class A ordinary shares, subject to applicable law.

If the Company is unable to complete a Business Combination within the Combination Period and the Combination Period is not extended, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay liquidation expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which may expire worthless if the Company fails to complete a Business Combination within the Combination Period (as it may be extended).

ARES ACQUISITION CORPORATION II
NOTES TO FINANCIAL STATEMENTS

The Sponsor has agreed to waive its liquidation rights with respect to its Class B ordinary shares if the Company fails to complete a Business Combination within the Combination Period (as it may be extended). However, if the Sponsor or the Company’s officers or directors acquire public shares in or after the Initial Public Offering, such public shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as it may be extended). The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period (as it may be extended) and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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

Going Concern Considerations, Liquidity and Capital Resources

As of December 31, 2024, the Company had $975,319 in its operating bank account and investments held in the Trust Account of $550,800,038 consisting of cash and investments in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $366,781 from the Sponsor pursuant to the Promissory Note (see Note 4), and the proceeds from the consummation of the private placement not held in the Trust Account. The Company repaid the Promissory Note in full on April 25, 2023. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may provide the Company with Working Capital Loans (see Note 4). As of December 31, 2024 and 2023, there were no amounts outstanding under any Working Capital Loan.

Management has determined that the mandatory liquidation of the Trust Account, should a business combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to complete the initial Business Combination prior to the mandatory liquidation date of the Trust Account and expects to receive financing from the Sponsor or an affiliate of the Sponsor to meet its obligations through the time of liquidation of the Trust Account or the completion of the initial Business Combination. There is no financing that is currently committed and no assurance that the plans to consummate the initial Business Combination will be successful or successful within the Combination Period (as it may be extended). The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

ARES ACQUISITION CORPORATION II
NOTES TO FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Segment Reporting

The Company complies with ASU 2023-07, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $975,319 and $1,905,123 of cash as of December 31, 2024 and 2023, respectively. The Company did not have cash equivalents held outside the Trust Account as of December 31, 2024 and 2023.

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

ARES ACQUISITION CORPORATION II
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2024 and 2023, the carrying values of cash, accrued expenses, due to related party and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. The fair value for trading securities is determined using quoted market prices in active markets.

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
NOTES TO FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2024 and 2023, 50,000,000 Class A ordinary shares, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

As of December 31, 2024 and 2023, the Class A ordinary shares reflected in the accompanying balance sheets are reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Proceeds allocated to Public Warrants	(2,625,000)
Class A ordinary shares issuance costs	(28,550,129)
Plus:
Accretion of carrying value to redemption value	54,113,481
Class A ordinary shares subject to possible redemption as of December 31, 2023	522,938,352
Plus:
Accretion of carrying value to redemption value	27,761,686
Class A ordinary shares subject to possible redemption as of December 31, 2024	$550,700,038

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

ARES ACQUISITION CORPORATION II
NOTES TO FINANCIAL STATEMENTS

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the year ended December 31,
	2024	2023
Class A ordinary shares
Numerator:
Net income attributable to Class A ordinary shares	$20,788,927	$12,405,494
Denominator:
Basic and diluted weighted average shares outstanding, Class A ordinary shares	50,000,000	34,383,562
Basic and diluted net income per share, Class A ordinary shares	$0.42	$0.36

Class B ordinary shares
Numerator:
Net income attributable to Class B ordinary shares	$5,197,232	$4,509,966
Denominator:
Basic and diluted weighted average shares outstanding, Class B ordinary shares	12,500,000	12,500,000
Basic and diluted net income per share, Class B ordinary shares	$0.42	$0.36

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by FASB. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures.” The ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company has concluded this guidance does not have a material impact on its financial statements. Information presented within “Note 9. Segment Information” reflects the impact from adoption of ASU 2023-07.

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

ARES ACQUISITION CORPORATION II
NOTES TO FINANCIAL STATEMENTS

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

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, the Company consummated the private placement of 14,300,000 Private Placement Warrants, including 1,000,000 Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $14,300,000 in a private placement to the Sponsor. Each Private Placement Warrant is exercisable to purchase one share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period (as it may be extended), the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the public shares, and the Private Placement Warrants may expire worthless.

Overfunding Loans

Concurrently with the closing of the Initial Public Offering, the Sponsor extended the Base Overfunding Loan in the amount of $4,500,000 to the Company. On April 25, 2023, simultaneously with the sale of the Over-Allotment Units, the Sponsor further extended the Over-allotment Overfunding Loan in the amount of $500,000 to the Company, for an aggregate outstanding principal amount of $5,000,000. The Overfunding Loans will be repaid upon the closing of the initial Business Combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination of repayment or conversion), at the Sponsor’s discretion, which warrants will be identical to the Private Placement Warrants. The Overfunding Loans are being extended in order to ensure that the amount in the Trust Account is $10.10 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Overfunding Loans from amounts held in the Trust Account, however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account. As of December 31, 2024 and 2023, the Company had $5,000,000 outstanding in connection with the Overfunding Loans as reflected in the accompanying balance sheets.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a

ARES ACQUISITION CORPORATION II
NOTES TO FINANCIAL STATEMENTS

Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2024 and 2023, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Service Fee

On April 20, 2023, the Company has agreed to pay the Sponsor, or an affiliate of the Sponsor, a monthly fee of $16,667 for office space, utilities, secretarial support and administrative services. This arrangement will terminate upon completion of a Business Combination or the distribution of the Trust Account to the public shareholders. The Company incurred $200,004 and $139,447, respectively, during the years ended December 31, 2024 and 2023 in expenses in connection with such services. These expenses were presented within general and administrative expenses in the accompanying statements of operations. As of December 31, 2024 and 2023, the Company had no outstanding balance in accrued expenses in connection with such services as reflected in the accompanying balance sheets.

Advances from Related Parties

The Sponsor, or an affiliate of the Sponsor, paid certain operating costs on behalf of the Company. These advances are due on demand and are non-interest bearing. As of December 31, 2024 and 2023, the Company had $50,221 and $7,500, respectively, outstanding in due to related party as reflected in the accompanying balance sheets.

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

ARES ACQUISITION CORPORATION II
NOTES TO FINANCIAL STATEMENTS

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

Contingent Fees

The Company has entered into fee arrangement with a service provider pursuant to which certain transaction fees and service fees will become payable only if the Company consummates a Business Combination. If the Business Combination does not occur, the Company will not be required to pay these contingent fees. As of December 31, 2024, the amount of these contingent fees with the service provider was $732,045.

6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 99,990,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 9,000,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2024 and 2023, there were no Class A ordinary shares issued and outstanding, excluding 50,000,000 shares as of December 31, 2024 and 2023 that are subject to possible redemption and are presented as temporary equity, outside of the shareholders’ deficit section of the balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 900,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. On April 25, 2023, the Company consummated the sale of Over-Allotment Units pursuant to the underwriters’ partial exercise of their over-allotment option. On June 5, 2023, following the expiration of the remaining over-allotment option, the Sponsor forfeited 437,500 Class B ordinary shares. As of December 31, 2024 and 2023, there were 12,500,000 Class B ordinary shares issued and outstanding.

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

7. WARRANTS

As of December 31, 2024 and 2023, there were 39,300,000 warrants outstanding (14,300,000 Private Placement Warrants and 25,000,000 Public Warrants). The Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

ARES ACQUISITION CORPORATION II
NOTES TO FINANCIAL STATEMENTS

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price

ARES ACQUISITION CORPORATION II
NOTES TO FINANCIAL STATEMENTS

and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period (as it may be extended) and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

8. FAIR VALUE MEASUREMENTS

As of December 31, 2024 and 2023, assets held in the Trust Account are comprised of cash and investments in U.S. government securities. During the years ended December 31, 2024 and 2023, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s financial assets that are measured at fair value as of December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

		As of December 31,	As of December 31,
Description	Level	2024	2023
Assets, at fair value
Investments held in Trust Account	1	$550,800,038	$523,038,352

9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as a group that includes the chief executive officer, chief financial officer and chief operating officer, that collectively reviews the consolidated operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, the CODM has determined that the Company only has one operating segment. The CODM reviews several key metrics, which includes general and administrative expenses and investment income on investments held in the Trust Account which are included in the accompanying statements of operations.

The CODM reviews investment income on investments held in the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued required potential adjustment to or disclosure in the financial statements. The Company concluded that there have been no events that have occurred that would require adjustments to the financial statements.