Form 10-Q
period 2025-03-31
Ares Acquisition Corp II
filed 2025-05-15
CIK 1853138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐
As of May 12, 2025, 61,859,712 Class A ordinary shares, par value $0.0001, and 0 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ARES ACQUISITION CORPORATION II
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements

ARES ACQUISITION CORPORATION II
CONDENSED BALANCE SHEETS

	As of March 31,	As of December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash	$657,314	$975,319
Prepaid expenses	90,297	125,663
Total current assets	747,611	1,100,982
Investments held in Trust Account	556,498,479	550,800,038
Total assets	$557,246,090	$551,901,020

Liabilities and shareholders’ deficit
Current liabilities:
Accrued expenses	$3,034,254	$690,348
Due to related party	58,590	50,221
Total current liabilities	3,092,844	740,569
Overfunding loans	5,000,000	5,000,000
Deferred underwriting and advisory fees	17,500,000	17,500,000
Total liabilities	25,592,844	23,240,569

Commitments and contingencies
Class A ordinary shares, $0.0001 par value; 50,000,000 shares subject to possible redemption at $11.13 and $11.01 per share at March 31, 2025 and December 31, 2024, respectively	556,398,479	550,700,038

Shareholders’ deficit
Preference shares, $0.0001 par value; 99,990,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; none issued and outstanding (excluding 50,000,000 shares subject to possible redemption at March 31, 2025 and December 31, 2024)	—	—
Class B ordinary shares, $0.0001 par value; 900,000,000 shares authorized; 12,500,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	1,250	1,250
Accumulated deficit	(24,746,483)	(22,040,837)
Total shareholders’ deficit	(24,745,233)	(22,039,587)
Total liabilities and shareholders’ deficit	$557,246,090	$551,901,020

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2025	2024
General and administrative expenses	$2,705,646	$455,512
Loss from operations	(2,705,646)	(455,512)
Other income:
Investment income on investments held in Trust Account	5,698,441	6,848,902
Total other income	5,698,441	6,848,902
Net income	$2,992,795	$6,393,390

Basic and diluted weighted average shares outstanding of Class A ordinary shares	50,000,000	50,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.05	$0.10
Basic and diluted weighted average shares outstanding of Class B ordinary shares	12,500,000	12,500,000
Basic and diluted net income per share, Class B ordinary shares	$0.05	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	For the three months ended March 31, 2025
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance as of December 31, 2024	12,500,000	$1,250	$—	$(22,040,837)	$(22,039,587)
Accretion of Class A ordinary shares to redemption amount	—	—	—	(5,698,441)	(5,698,441)
Net income	—	—	—	2,992,795	2,992,795
Balance as of March 31, 2025	12,500,000	$1,250	$—	$(24,746,483)	$(24,745,233)

	For the three months ended March 31, 2024
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance as of December 31, 2023	12,500,000	$1,250	$—	$(20,265,310)	$(20,264,060)
Accretion of Class A ordinary shares to redemption amount	—	—	—	(6,848,901)	(6,848,901)
Net income	—	—	—	6,393,390	6,393,390
Balance as of March 31, 2024	12,500,000	$1,250	$—	$(20,720,821)	$(20,719,571)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
	2025	2024

Cash flows from operating activities:
Net income	$2,992,795	$6,393,390
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(5,698,441)	(6,848,902)
Changes in operating assets and liabilities:
Prepaid expenses	35,366	41,252
Accrued expenses	2,343,906	137,480
Due to related party	8,369	15,000
Net cash used in operating activities	(318,005)	(261,780)

Net change in cash	(318,005)	(261,780)
Cash – beginning of period	975,319	1,905,123
Cash – end of period	$657,314	$1,643,343

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION

Ares Acquisition Corporation II (“AACT” or the “Company”) was incorporated as a Cayman Islands exempted company on March 15, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on April 20, 2023. On April 25, 2023, the Company consummated its Initial Public Offering of 50,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “public shares”) at $10.00 per Unit, including 5,000,000 Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, which is discussed in Note 3, generating gross proceeds of $500,000,000, and incurring offering costs of $28,550,129, of which $17,500,000 was for deferred underwriting commissions (see Note 5). Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”).

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

The Company will provide its holders of the outstanding public shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Class A ordinary shares upon the consummation of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to convert their public shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per public share, plus any pro rata interest earned on the funds held in the Trust Account and net of taxes paid or payable, if any). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The public shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination only if it obtains the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of ordinary shares who attend and vote at a shareholder meeting. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Class B ordinary shares, and the Sponsor and the Company’s officers and directors have agreed to vote any public shares acquired in or after the Initial Public Offering in favor of a Business Combination. Additionally, each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or abstain from voting on the proposed transaction. See “Subsequent Events” for information about the Sponsor’s conversion of its Class B ordinary shares to Class A ordinary shares.

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

The Company originally had until April 25, 2025 to complete a Business Combination (the “Combination Period”). See “Subsequent Events” for details on an extraordinary general meeting of shareholders at which the Company extended the Combination Period until January 26, 2026, or such earlier date as the Company’s board of directors may approve, or such later date that the shareholders may approve, in accordance with the Company’s Amended and Restated Memorandum and Articles of Association. If the Company is unable to complete a Business Combination within the Combination Period, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay liquidation expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which may expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Going Concern Considerations, Liquidity and Capital Resources

As of March 31, 2025, the Company had $657,314 in cash held outside of the Trust Account and a working capital deficit of $2,345,233.

As of March 31, 2025, the Company had investments held in the Trust Account of $556,498,479, consisting of cash and investments in a money market fund that invests solely in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $366,781 from the Sponsor pursuant to the Promissory Note (see Note 4), and the proceeds from the consummation of the private placement not held in the Trust Account. The Company repaid the Promissory Note in full on April 25, 2023. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may provide the Company with Working Capital Loans (see Note 4). As of March 31, 2025 and December 31, 2024, there were no amounts outstanding under any Working Capital Loan.

Management has determined that the extended mandatory liquidation of the Trust Account, as approved on April 22, 2025, should a business combination not occur by January 26, 2026, raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to complete the initial Business Combination prior to the extended mandatory liquidation date of the Trust Account and expects to receive financing from the Sponsor or an affiliate of the Sponsor to meet its obligations through the time of liquidation of the Trust Account or the completion of the initial Business Combination. There is no financing that is currently committed and no assurance that the plans to consummate the initial Business Combination will be successful or successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the SEC on March 12, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $657,314 and $975,319 of cash as of March 31, 2025 and December 31, 2024,

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

respectively. The Company did not have cash equivalents held outside the Trust Account as of March 31, 2025 and December 31, 2024.

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

As of March 31, 2025 and December 31, 2024, the carrying values of cash, accrued expenses, due to related party and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. The fair value for trading securities is determined using quoted market prices in active markets.

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

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2025 and December 31, 2024, 50,000,000 Class A ordinary shares, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

As of March 31, 2025 and December 31, 2024, the Class A ordinary shares reflected in the accompanying condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2023	$522,938,352
Plus:
Accretion of carrying value to redemption value	27,761,686
Class A ordinary shares subject to possible redemption as of December 31, 2024	550,700,038
Plus:
Accretion of carrying value to redemption value	5,698,441
Class A ordinary shares subject to possible redemption as of March 31, 2025	$556,398,479

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the three months ended March 31,
	2025	2024
Class A ordinary shares
Numerator:
Net income attributable to Class A ordinary shares	$2,394,236	$5,114,712
Denominator:
Basic and diluted weighted average shares outstanding, Class A ordinary shares	50,000,000	50,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.05	$0.10

Class B ordinary shares
Numerator:
Net income attributable to Class B ordinary shares	$598,559	$1,278,678
Denominator:
Basic and diluted weighted average shares outstanding, Class B ordinary shares	12,500,000	12,500,000
Basic and diluted net income per share, Class B ordinary shares	$0.05	$0.10

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

See “Subsequent Events” for information about the Sponsor’s conversion of its Class B ordinary shares into Class A ordinary shares.

Promissory Notes

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

See “Subsequent Events” for details about additional related party transactions.

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

Overfunding Loans

Concurrently with the closing of the Initial Public Offering, the Sponsor extended the Base Overfunding Loan in the amount of $4,500,000 to the Company. On April 25, 2023, simultaneously with the sale of the Over-Allotment Units, the Sponsor further extended the Over-allotment Overfunding Loan in the amount of $500,000 to the Company, for an aggregate outstanding principal amount of $5,000,000. The Overfunding Loans will be repaid upon the closing of the initial Business Combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination of repayment or conversion), at the Sponsor’s discretion, which warrants will be identical to the Private Placement Warrants. The Overfunding Loans are being extended in order to ensure that the amount in the Trust Account is $10.10 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Overfunding Loans from amounts held in the Trust Account, however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account. As of March 31, 2025 and December 31, 2024, the Company had $5,000,000 outstanding in connection with the Overfunding Loans as reflected in the accompanying condensed balance sheets.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Service Fee

On April 20, 2023, the Company has agreed to pay the Sponsor, or an affiliate of the Sponsor, a monthly fee of $16,667 for office space, utilities, secretarial support and administrative services. This arrangement will terminate upon completion of a Business Combination or the distribution of the Trust Account to the public shareholders. The Company incurred $50,001 during the three months ended March 31, 2025 and 2024, respectively, in expenses in connection with such services. These expenses were presented within general and administrative expenses in the accompanying unaudited condensed statements of operations. As of March 31, 2025 and December 31, 2024, the Company had no outstanding balance in accrued expenses in connection with such services as reflected in the accompanying condensed balance sheets.

Advances from Related Parties

The Sponsor, or an affiliate of the Sponsor, paid certain operating costs on behalf of the Company. These advances are due on demand and are non-interest bearing. As of March 31, 2025 and December 31, 2024, the Company had $58,590 and $50,221, respectively, outstanding in due to related party as reflected in the accompanying condensed balance sheets.

Advisory Agreement

On April 20, 2023, the Company engaged Ares Management Capital Markets LLC (“AMCM”), an affiliate of the Company’s Sponsor, to provide consulting and advisory services to the Company in connection with the Initial Public Offering and the initial Business Combination. Ares Management Capital Markets LLC received an advisory fee of $2,000,000, paid upon the closing of the Initial Public Offering, and will receive a deferred advisory fee of $3,500,000, payable solely in the event that the Company completes the initial Business Combination. The fees are reimbursed from a portion of the fees paid to the underwriters. See “Subsequent Events” for details about additional agreements with respect to AMCM’s advisory fee.

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

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $10,000,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to deferred underwriting commissions of $0.35 per Unit, or $17,500,000 in the aggregate. The deferred underwriting commissions will become payable

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. See “Subsequent Events” for details about additional agreements with respect to the deferred underwriting commissions.

Contingent Fees

The Company has entered into fee arrangement with a service provider pursuant to which certain transaction fees and service fees will become payable only if the Company consummates a Business Combination. If the Business Combination does not occur, the Company will not be required to pay these contingent fees. As of March 31, 2025, the amount of these contingent fees with the service provider was $732,045.

See “Subsequent Events” for details about additional agreements with respect to certain contingent fees payable upon consummation of an initial business combination.

6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 99,990,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 9,000,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were no Class A ordinary shares issued and outstanding, excluding 50,000,000 shares as of March 31, 2025 and December 31, 2024 that are subject to possible redemption and are presented as temporary equity, outside of the shareholders’ deficit section of the condensed balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 900,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. As of March 31, 2025 and December 31, 2024, there were 12,500,000 Class B ordinary shares issued and outstanding.

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

7. WARRANTS

As of March 31, 2025 and December 31, 2024, there were 39,300,000 warrants outstanding (14,300,000 Private Placement Warrants and 25,000,000 Public Warrants). The Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

8. FAIR VALUE MEASUREMENTS

As of March 31, 2025 and December 31, 2024, assets held in the Trust Account are comprised of cash and investments in a money market fund that invests solely in U.S. government securities. During the three months ended March 31, 2025 and 2024, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s financial assets that are measured at fair value as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

		As of March 31,	As of December 31,
Description	Level	2025	2024
Assets, at fair value
Investments held in Trust Account	1	$556,498,479	$550,800,038

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

The Company’s CODM has been identified as a group that includes the chief executive officer, chief financial officer and chief operating officer, that collectively reviews the consolidated operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, the CODM has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations. The measure of segment assets is reported on the condensed balance sheets as total assets. The CODM reviews several key metrics, including general and administrative expenses, which represent the significant segment expenses, and investment income on investments held in the Trust Account, both of which are included in the accompanying unaudited condensed statements of operations.

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

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were issued required potential adjustment to or disclosure in the unaudited condensed financial statements. Other than as described below, the Company concluded that there have been no events that have occurred that would require adjustments to the unaudited condensed financial statements.

On April 14, 2025, the Company entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), by and among the Company, Kodiak Robotics Inc., a Delaware corporation (“Kodiak”), and AAC II Merger Sub, Inc., a Delaware corporation (“Merger Sub”). The transactions contemplated by the Business Combination Agreement are referred to as the “Proposed Business Combination.” Concurrently with the execution of the Business Combination Agreement, the Company entered into a sponsor support agreement with Kodiak and the Sponsor (the “Sponsor Support Agreement”), and certain stockholders of Kodiak entered into certain company support agreements with Kodiak and the Company. The Business Combination Agreement and the Proposed Business Combination were unanimously approved by the board of directors of each of the Company (including, in the case of the Company, the special committee of the board of directors, which consists of its independent directors), Merger Sub and Kodiak.

Concurrently with the execution of the Business Combination Agreement, in connection with a financing effort related to the Business Combination, AACT entered into subscription agreements with certain institutional and accredited investors (the “PIPE Investors” and the subscription agreements, the “Subscription Agreements”). Under the terms of the Subscription Agreements, the PIPE Investors agreed, subject to the terms and conditions set forth in the Subscription Agreements, and following the domestication, to subscribe for and purchase an aggregate of $60 million worth of shares of the post-closing company (the “PIPE Stock”). The base purchase price per share for the PIPE Stock will equal the redemption price of the Class A ordinary shares in connection with the closing of the Proposed Business Combination (the “Redemption Price”), subject to adjustment such that the purchase price per share will be 90% of the Redemption Price for any PIPE Investor that subscribes for $50 million or more of PIPE Stock. We refer to such transactions as the “PIPE Investments.” The closing of the PIPE Investments is conditioned upon, among other things, the completion or concurrent consummation of the Proposed Business Combination.

In connection with the potential PIPE Investments, the Company entered into arrangements with certain placement agents pursuant to which such placement agents and certain other parties will receive up to 4.0% of funds raised in connection with the PIPE Investment upon the successful consummation of a PIPE Investment subject to the payment of minimum amounts to certain placement agents. If the PIPE Investment does not occur, the Company will only be required to pay the minimum amount and will not be required to pay these contingent fees. The actual amount of fees payable will be based upon the final amounts in the PIPE Investment. No fees will be payable to the placement agents in connection with their role as placement agents in the event that the Company does not consummate the Proposed Business Combination.

In addition, prior to the execution of the Business Combination Agreement, the Company, AMCM, and the representatives of the several underwriters in connection with the Company’s Initial Public Offering agreed to adjust the aggregate amount payable to the underwriters as a deferred underwriting fee and to AMCM as a deferred Initial Public Offering advisory fee to an aggregate amount of $8,359,410.

For further details on the Proposed Business Combination, refer to the Current Report on Form 8-K filed by the Company with the SEC on April 14, 2025.

On April 22, 2025, the Company held an extraordinary general meeting of shareholders (the “Shareholder Meeting”) and approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial business combination from April 25, 2025 to January 26, 2026, or such earlier date as the Company’s board of directors may approve, or such later date that the shareholders may approve, in accordance with the Company’s Amended and Restated Memorandum and Articles of Association (the “Extension”). In connection with the approval of the Extension, shareholders elected to redeem an aggregate of 640,288 Class A ordinary shares, for which the Company paid cash from the Trust Account in the aggregate amount of approximately $7.1 million (approximately $11.16 per share) to redeeming shareholders.

In connection with the Extension, the Company issued an aggregate of 12,500,000 Class A ordinary shares to the Sponsor upon the conversion (the “Conversion”) by the Sponsor of an equal number of Class B ordinary shares. The

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

12,500,000 Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the Company’s prospectus for its Initial Public Offering. Following the Conversion and redemptions in connection with the Shareholder Meeting, there are 61,859,712 Class A ordinary shares and no Class B ordinary shares issued and outstanding.

In connection with the approval of the Extension, the Sponsor agreed to make monthly deposits directly to the Trust Account of $0.02 for each outstanding Class A ordinary share, other than Class A ordinary shares held by the Sponsor upon any conversion of Class B ordinary shares (each deposit, a “Contribution”), beginning on April 25, 2025. All Contributions will be repaid in full by the post-closing company at the time of the closing of the Proposed Business Combination. If the Proposed Business Combination does not close, 50% of the Contributions will be an obligation of Kodiak and 50% will be an obligation of the Company pursuant to a non-interest bearing, unsecured promissory note (the “Extension Promissory Note”) issued by the Company to the Sponsor. The Extension Promissory Note will be repaid to the Sponsor on the earlier of (i) the consummation of a business combination, or (ii) January 26, 2026. In April 2025, the Sponsor deposited approximately $1.0 million into the Trust Account.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “AACT,” the “Company,” “our,” “us” or “we” refer to Ares Acquisition Corporation II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations, including the Proposed Business Combination, and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings, including in our proxy statement/prospectus (the “Proxy Statement/Prospectus”) related to the Proposed Business Combination included in a Registration Statement on Form S-4, and any amendments thereto, that was initially filed with the SEC on May 14, 2025 (File No. 333-287278).

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

As indicated in the accompanying financial statements, as of March 31, 2025, we had $657,314 in our operating bank account. Further, we expect to continue to incur significant costs in the pursuit of an initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

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

We currently have until January 26, 2026 to complete a business combination. If we are unable to complete a business combination within the Combination Period, we will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay liquidation expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which may expire worthless if we fail to complete a business combination within the Combination Period.

Recent Developments

Business Combination Agreement with Kodiak Robotics Inc.

On April 14, 2025, we entered into the Business Combination Agreement with Kodiak. The Business Combination Agreement and the Proposed Business Combination were unanimously approved by the board of directors of each of the Company (including, in our case, the special committee of the board of directors, which consists of our independent directors), Merger Sub and Kodiak.

The Proposed Business Combination is subject to, among other things, the approval of the Proposed Business Combination by the Company’s shareholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions, including that the SEC completes its review of the Proxy Statement/Prospectus, the receipt of certain regulatory approvals, and the approval by the NYSE to list the securities of the combined company.

In connection with the closing of the Proposed Business Combination, Merger Sub will merge with and into Kodiak, with Kodiak being the surviving corporation and continuing as a direct wholly owned subsidiary of the Company.

For further detail on the Proposed Business Combination, refer to the Current Report on Form 8-K filed by the Company with the SEC on April 14, 2025.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, we entered into a sponsor support agreement with Kodiak and our Sponsor. Pursuant to the Sponsor Support Agreement, our Sponsor agreed to, among other things vote in favor of the adoption of certain proposals at the extraordinary general meeting to be held in connection with the approval of the Proposed Business Combination. If at any time prior to the termination of the Business Combination Agreement, the Company’s board of directors or the special committee of the board of directors effects a Modification of Recommendation (as defined in the Business Combination Agreement), then the obligations to vote in accordance with the foregoing sentence shall automatically be deemed to be modified such that the Sponsor will vote its shares in the same proportion to the votes cast of the public shareholders.

Extension

Our Initial Public Offering prospectus and Amended and Restated Memorandum and Articles of Association provided that we had until April 25, 2025 (the date which was 24 months after the consummation of the Initial Public Offering) to complete an initial business combination. On April 22, 2025, we held the Shareholder Meeting at which we extended the Combination Period until January 26, 2026, or such earlier date as our board of directors may approve, or such later date as the shareholders may approve in accordance with the Amended and Restated Memorandum and Articles of Association. In connection with the approval of the Extension, shareholders elected to redeem an aggregate of 640,288 Class A ordinary shares, of which we paid cash from the Trust Account in the aggregate amount of approximately $7.1 million (approximately $11.16 per share) to redeeming shareholders.

PIPE Investment Arrangements

Concurrently with the execution of the Business Combination Agreement, in connection with a financing effort related to the Business Combination, we entered into the Subscription Agreements with the PIPE Investors. Under the terms of the Subscription Agreements, the PIPE Investors agreed, subject to the terms and conditions set forth in the Subscription Agreements, and following the domestication, to subscribe for and purchase an aggregate of $60 million worth of PIPE Stock. The base purchase price per share for the PIPE Stock will equal the Redemption Price, subject to adjustment such that the purchase price per share will be 90% of the Redemption Price for any PIPE Investor that subscribes for $50 million or more of PIPE Stock. The closing of the PIPE Investments is conditioned upon, among other things, the completion or concurrent consummation of the Proposed Business Combination.

In connection with the potential PIPE Investments, we entered into arrangements with certain placement agents pursuant to which such placement agents and certain other parties will receive up to 4.0% of funds raised in connection with the PIPE Investment upon the successful consummation of a PIPE Investment subject to the payment of minimum amounts to certain placement agents. If the PIPE Investment does not occur, we will only be required to pay the minimum amount and will not be required to pay these contingent fees. The actual amount of fees payable will be based upon the final amounts in the PIPE Investment. No fees will be payable to the placement agents in connection with their role as placement agents in the event that the Company does not consummate the Proposed Business Combination.

Deferred Discount Fees

Prior to the execution of the Business Combination Agreement, we, AMCM, and the representatives of the several underwriters in connection with the Company’s Initial Public Offering agreed to adjust the aggregate amount payable to the underwriters as a deferred underwriting fee and to AMCM as a deferred Initial Public Offering advisory fee to an aggregate amount of $8,359,410.

Conversion

In connection with the Extension, we issued an aggregate of 12,500,000 Class A ordinary shares to our Sponsor upon the conversion by our Sponsor of an equal number of Class B ordinary shares. The 12,500,000 Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in our Initial Public Offering prospectus. Following the Conversion and redemptions in connection with the Shareholder Meeting, there are 61,859,712 Class A ordinary shares and no Class B ordinary shares issued and outstanding.

Extension Promissory Note

In connection with the approval of the Extension, our Sponsor agreed to make monthly deposits directly to the Trust Account of $0.02 for each outstanding Class A ordinary share, other than Class A ordinary shares held by our Sponsor upon any conversion of Class B ordinary shares. The Contributions will be repaid in full at the time of the closing of the Proposed Business Combination. If the Proposed Business Combination does not close, 50% of the Contribution will be an obligation of Kodiak and 50% will be an obligation of the Company pursuant to a non-interest bearing, unsecured promissory note (the “Extension Promissory Note”) issued by us to our Sponsor. Such Contributions, which will be paid monthly, began on April 25, 2025 and thereafter will be made on the twenty-fifth day of each month (or if such day is not a business day, on the business day immediately preceding such day) until the earlier of (i) the consummation of an initial business combination, and (ii) January 26, 2026 (the earlier of (i) and (ii), the “Maturity Date”). The Extension Promissory Note does not bear any interest, and is repayable by us to our Sponsor upon the Maturity Date. The Maturity Date may be accelerated upon the occurrence of certain events of default. Any outstanding principal under the Extension Promissory Note may be prepaid at any time by us, at our election and without penalty. In April 2025, the Sponsor deposited approximately $1.0 million into the Trust Account.

Results of Operations

All activity for the period from March 15, 2021 (inception) through March 31, 2025 related to our formation and the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had net income of $2,992,795, which consisted of investment income earned on investments held in Trust Account of $5,698,441, offset by general and administrative costs of $2,705,646.

For the three months ended March 31, 2024, we had net income of $6,393,390, which consisted of investment income earned on investments held in Trust Account of $6,848,902, offset by general and administrative costs of $455,512.

Going Concern Considerations, Liquidity and Capital Resources

As of March 31, 2025, we had $657,314 in cash held outside of the Trust Account and a working capital deficit of $2,345,233.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $366,781 from our Sponsor pursuant to the Promissory Note (see Note 4) and the proceeds from the consummation of the Private Placement not held in the Trust Account. On April 25, 2023, the total balance of $366,781 of the Promissory Note was fully repaid to the Sponsor. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor may provide us with Working Capital Loans. As of March 31, 2025 and December 31, 2024, there were no amounts outstanding under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the extended mandatory liquidation of the Trust Account, as approved on April 22, 2025, should a business combination not occur by January 26, 2026, raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Our management plans to complete the initial business combination prior to the extended mandatory liquidation date of the Trust Account and expects to receive financing from our Sponsor or the affiliates of our Sponsor to meet its obligations through the time of liquidation of the Trust Account or the completion of the initial business combination. There is no financing that is currently committed and no assurance that our plans to consummate the initial business combination will be successful or successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from our inability to continue as a going concern.

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

On April 20, 2023, we also engaged AMCM, an affiliate of the Company’s Sponsor, to provide consulting and advisory services to us in connection with the Initial Public Offering, for which it will receive a deferred advisory fee of $3,500,000, payable solely in the event that we complete the initial business combination. The fees payable to AMCM will be reimbursed from a portion of the fees to the underwriters.

Subsequently, prior to the execution of the Business Combination Agreement, we, AMCM, and the representatives of the several underwriters in connection with our Initial Public Offering agreed to adjust the aggregate amount payable to the underwriters as a deferred underwriting fee and to AMCM as a deferred Initial Public Offering advisory fee to an aggregate amount of $8,359,410.

Contingent Fees

We have entered into a fee arrangement with a service provider pursuant to which certain transaction fees and service fees will become payable only if we consummate a business combination. If the business combination does not occur, we will not be required to pay these contingent fees. As of March 31, 2025, the amount of these contingent fees with the service provider was $732,045.

In connection with the potential PIPE Investments, we entered into arrangements with certain placement agents pursuant to which such placement agents and certain other parties will receive up to 4.0% of funds raised in connection with the PIPE Investment upon the successful consummation of a PIPE Investment subject to the payment of minimum amounts to certain placement agents. If the PIPE Investment does not occur, we will only be required to pay the minimum amount and will not be required to pay these contingent fees. The actual amount of fees payable will be based upon the final amounts in the PIPE Investment. No fees will be payable to the placement agents in connection with their role as placement agents in the event that the Company does not consummate the Proposed Business Combination.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2025 and December 31, 2024, 50,000,000 Class A ordinary shares, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the SEC on March 12, 2025, except for the below additional risks which could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

There is substantial doubt about AACT’s ability to continue as a “going concern.”

Under the Amended and Restated Memorandum and Articles of Association, AACT must consummate an initial business combination by January 26, 2026, or such earlier date as AACT’s board of directors (the “AACT Board”) may approve, or such later date as AACT’s shareholders may approve, in accordance with the AACT’s Amended and Restated Memorandum and Articles of Association. Although AACT intends to complete an initial business combination within the Combination Period, there can be no assurance that AACT will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by the end of AACT’s Combination Period, there will be a mandatory liquidation of the Trust Account. Accordingly, AACT’s management has determined that the mandatory liquidation of the Trust Account, should an initial business combination not occur, raises substantial doubt about AACT’s ability to continue as a going concern. The unaudited condensed financial statements contained elsewhere in this report do not include any adjustments that might result from AACT’s inability to continue as a going concern.

Risks Related to the Proposed Business Combination

The consummation of the Proposed Business Combination is subject to a number of conditions and if those conditions are not satisfied or waived, any definitive agreement relating to the Proposed Business Combination may be terminated in accordance with its terms and the Proposed Business Combination may not be completed.

Even if the Business Combination Agreement is approved by the shareholders of AACT, specified conditions must be satisfied or waived before the parties to the Business Combination Agreement are obligated to complete the Proposed Business Combination. AACT does not control the satisfaction of all such conditions. AACT and Kodiak may not satisfy all of the closing conditions in the Business Combination Agreement. If the closing conditions are not satisfied or waived, the Proposed Business Combination will not occur, or will be delayed pending later satisfaction or waiver, and such delay may cause AACT and Kodiak to each lose some or all of the intended benefits of the Proposed Business Combination.

Some of AACT’s officers and directors may have conflicts of interest that may influence or have influenced them to support or approve the Proposed Business Combination or other proposals described in the Proxy Statement/Prospectus without regard to your interests or in determining whether Kodiak is an appropriate target for AACT’s initial business combination.

On March 19, 2021, the Sponsor paid $25,000 to cover certain of the offering costs of the Initial Public Offering in consideration of Class B ordinary shares. Prior to the initial investment of $25,000 by the Sponsor, AACT had no assets. As a result of various transactions, including the Conversion, the Sponsor (together with its permitted transferees) currently holds an aggregate of 12,500,000 shares of Class A ordinary shares that were converted from Class B ordinary shares (the “Converted Class A Ordinary Shares”). The Converted Class A Ordinary Shares may become worthless if we do not complete an initial business combination. In addition, the Sponsor purchased an aggregate of 14,300,000 Private Placement Warrants for an aggregate purchase price of $14,300,000, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, in a private placement that closed simultaneously with the closing of the Initial Public Offering. Pursuant to the Sponsor Support Agreement, 50% of the Sponsor’s Converted Class A Ordinary Shares are subject to vesting during the Earn Out Period (as defined in the Proxy Statement/Prospectus). If we do not consummate an initial business combination within the period ending on January 26, 2026, or such earlier date as our board of directors may approve or such later date as the shareholders may approve in accordance with the Amended and Restated Memorandum and Articles of Association, the Private Placement Warrants may expire worthless. Additionally, AMCM, an affiliate of the Sponsor, acted as an advisor to AACT in connection with the Initial Public Offering and will receive a deferred Initial Public Offering advisory fee of $2,777,777 in connection with the closing of the Proposed Business Combination. The personal and financial interests of certain of AACT’s officers and directors may influence or have influenced them in identifying and selecting a target for our initial business combination, completing the Proposed Business Combination and the operation of AACT following the Proposed Business Combination.

The Sponsor, members of the board of directors of AACT (the “AACT Board”) and AACT’s executive officers, and their respective affiliates have incurred out-of-pocket expenses in connection with performing due diligence on suitable targets for business combinations and the negotiation of the Proposed Business Combination. At the Closing, the Sponsor, members of the AACT Board and AACT’s officers, and their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on AACT’s behalf, such as identifying potential target businesses and performing due diligence on suitable targets for business combinations. If a business combination is not completed within the Combination Period the Sponsor, members of the AACT Board and AACT’s officers, and any of their respective affiliates will not be eligible for any such reimbursement. On April 22, 2025, AACT extended the Combination Period from April 25, 2025 to January 26, 2026. In connection with the Extension, on April 16, 2025, the Sponsor agreed to make monthly deposits directly to the Trust Account of $0.02 for each outstanding Class A ordinary share, other than the Converted Class A Ordinary Shares. Beginning April 25, 2025, the Sponsor commenced making monthly contributions. The Sponsor shall make a Contribution on the 25th day of each month (or if such day is not a business day, on the business day immediately preceding such day) until the Maturity Date. The Contributions will be repaid in full by Kodiak at the time of Closing. In the event that the Proposed Business Combination does not close, 50% of the Contributions will be an obligation of Kodiak and 50% will be an obligation of AACT. AACT may use a portion of proceeds held outside the Trust Account to repay this loan, but no proceeds held in the Trust Account would be used to repay the Contributions. In addition, our Sponsor has extended to us Overfunding Loans of $5,000,000, which will be repaid upon the closing of an initial business combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination of repayment or conversion), at the Sponsor’s discretion, which warrants will be identical to the Private Placement Warrant. If we do not complete an initial business combination, we will not repay the Overfunding Loans from the Trust Account, and we would likely not have other available funds to repay the Overfunding Loans.

Certain officers and members of the AACT Board also participate in arrangements that may provide them with other interests in the Proposed Business Combination that are different from yours, including arrangements for their continued service as directors of AACT after the consummation of the Proposed Business Combination.

Further, the Sponsor has agreed to vote its Converted Class A Ordinary Shares, and the Sponsor, members of the AACT Board and AACT’s officers have agreed (and their permitted transferees will agree) to vote any public shares acquired in or after the Initial Public Offering in favor of our initial business combination. The Sponsor and each of the members of the AACT Board and its executive officers have also agreed to waive their redemption rights with respect to any Converted Class A Ordinary Shares and any public shares in connection with the redemption of Class A ordinary shares or Class B ordinary shares upon the completion of an initial business combination.

Among others, these interests may influence or have influenced the Sponsor and the executive officers and members of the AACT Board to support or approve the Proposed Business Combination and the other proposals described in the Proxy Statement/Prospectus. The personal and financial interests of our officers and certain members of the AACT Board may have influenced their motivation in identifying and selecting Kodiak and seeking to complete a business combination with Kodiak, and may influence their operation of AACT following the Proposed Business Combination. This risk may become more acute as the end of the Proposed Business Combination nears.

During the pendency of the Proposed Business Combination, AACT will not be able to solicit, initiate or take any action to facilitate or encourage any inquiries into the making, submission or announcement of, or enter into a business combination with another party because of restrictions in the Business Combination Agreement. Furthermore, certain provisions of the Business Combination Agreement will discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Business Combination Agreement.

Covenants in the Business Combination Agreement impede the ability of AACT to make or consider other acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the Proposed Business

Combination. As a result, AACT may be at a disadvantage to its competitors during that period. While the Proposed Business Combination Agreement is in effect, neither AACT nor Kodiak may solicit, assist, initiate, engage or facilitate the making, submission or announcement of or encourage any alternative acquisition proposal, such as a merger, material sale of assets or equity interests or other business combination, with any third party, even though any such alternative acquisition could be more favorable to AACT’s shareholders than the Proposed Business Combination. If the Proposed Business Combination is not completed, these provisions will make it more difficult to complete an alternative business combination following the termination of the Business Combination Agreement due to the passage of time during which these provisions have remained in effect.

The exercise of AACT Board members’ and executive officers’ discretion in agreeing to changes or waivers in the terms of the Proposed Business Combination may result in a conflict of interest when determining whether such changes to the terms of the Proposed Business Combination or waivers of conditions are appropriate and in AACT’s shareholders’ best interests.

In the period leading up to the closing of the Proposed Business Combination, events may occur that, pursuant to the Business Combination Agreement, would require AACT to consider agreeing to amend the Business Combination Agreement, to consent to certain actions taken by Kodiak or to waive rights to which AACT is entitled under the Business Combination Agreement. Such events could arise because of changes in the course of Kodiak’s business, a request by Kodiak to undertake actions that would otherwise be prohibited by the terms of the Business Combination Agreement or the occurrence of other events that would have a material adverse effect on Kodiak’s business and would entitle AACT to terminate the Business Combination Agreement. In any such circumstances, it would be at AACT’s discretion, acting through the AACT Board and the special committee of the AACT Board, to grant its consent or waive those rights. The existence of financial and personal interests of one or more members of the AACT Board described in the Proxy Statement/Prospectus may result in a conflict of interest on the part of such director(s) between what such director may believe is best for AACT and its shareholders and what such director may believe is best for themselves in determining whether or not to take the requested action. As of the date of this Quarterly Report, AACT does not believe there will be any changes or waivers that members of the AACT Board and AACT’s executive officers would be likely to make after shareholder approval of the Business Combination Proposal (as defined in the Proxy Statement/Prospectus) has been obtained. While certain changes could be made without further shareholder approval, AACT will circulate a new or amended proxy statement/prospectus and resolicit AACT’s shareholders if changes are required with respect to the terms of the transaction that would have a material impact on its shareholders are required prior to the vote on the Business Combination Proposal.

AACT’s executive officers and directors and their affiliates may enter into agreements concerning AACT’s securities prior to the shareholder meeting in connection with the Proposed Business Combination, which may have the effect of increasing the likelihood of completion of the Proposed Business Combination or decreasing the value of the AACT securities.

At any time prior to the shareholder meeting in connection with the Proposed Business Combination, during a period when they are not then aware of any material non-public information regarding AACT or its securities, AACT’s executive officers and directors and their affiliates may enter into a written plan to purchase AACT’s securities pursuant to Rule 10b5-1 of the Exchange Act, and may engage in other public market purchases, as well as private purchases, of securities. Further, at any time prior to the shareholder meeting in connection with the Proposed Business Combination, during a period when they are not then aware of any material non-public information regarding AACT or its securities, AACT’s executive officers and directors and their respective affiliates may: (i) purchase shares from institutional and other holders who vote, or indicate an intention to vote, against the Business Combination Proposal or the other shareholder proposals as described in the Proxy Statement/Prospectus (the “Shareholder Proposals”), or who elect to redeem, or indicate an intention to redeem, public shares; (ii) execute agreements to purchase such shares from such holders in the future; and (iii) enter into transactions with such holders to provide such holders with incentives to acquire public shares, vote their public shares in favor of the Business Combination Proposal or the other Shareholder Proposals or not redeem their public shares. Such an agreement may include a contractual acknowledgement that such shareholder, although still the record holder of Class A ordinary shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that AACT’s executive officers and directors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their public shares. While the exact nature of any such incentives has not been determined, they might include, without limitation, arrangements to protect such investors or holders against potential loss in value of their public shares, including the granting of put options and the transfer of shares or Private Placement Warrants owned by the Sponsor for nominal value to such investors or holders.

The purpose of such share purchases and other transactions by AACT’s executive officers and directors and their respective affiliates would be to increase the likelihood of satisfaction of the requirements that the holders of the requisite number of Class A ordinary shares present and voting at the shareholder meeting in connection with the Proposed Business

Combination vote in favor of the Business Combination Proposal and the other Shareholder Proposals when it appears that such requirement would otherwise not be met.

Any such arrangements may have a depressive effect on the price of the Class A ordinary shares. For example, as a result of these arrangements, an investor may have the ability to effectively purchase shares at a price lower than market and may therefore be more likely to sell the shares it owns, either prior to or immediately after the shareholder meeting in connection with the Proposed Business Combination.

As of the date of this Quarterly Report, AACT’s directors and officers and their affiliates have not entered into any such agreements. AACT will file a Current Report on Form 8-K to disclose arrangements entered into or significant purchases made by any of the aforementioned persons that would affect the vote on the Business Combination Proposal or the redemption threshold. Any such report will include descriptions of any arrangements entered into or significant purchases by any of the aforementioned persons.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

We did not sell any equity securities during the quarter ended March 31, 2025.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of April 14, 2025, by and among Ares Acquisition Corporation II, Kodiak Robotics Inc. and AAC II Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on April 14, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on April 26, 2023).
10.1	Sponsor Support Agreement, dated as of April 14, 2025, by and among Ares Acquisition Corporation II, Kodiak Robotics, Inc. and Ares Acquisition Holdings II LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on April 14, 2025).
10.2	Form of Company Support Agreement, by and among Ares Acquisition Corporation II, Kodiak Robotics, Inc. and the persons set forth on Schedule A thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on April 14, 2025).
10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on April 14, 2025).
10.4	Form of Promissory Note, dated as of April 22, 2025, by and among Ares Acquisition Corporation II and Ares Acquisition Holdings II LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on April 16, 2025)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES ACQUISITION CORPORATION II

Dated: May 15, 2025	By:	/s/ David B. Kaplan
	Name:	David B. Kaplan
	Title:	Chief Executive Officer and Co-Chairman (Principal Executive Officer)

Dated: May 15, 2025	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial Officer)