Form 10-Q
period 2025-06-30
Ares Acquisition Corp II
filed 2025-08-12
CIK 1853138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐
As of August 7, 2025, 61,859,712 Class A ordinary shares, par value $0.0001, and 0 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ARES ACQUISITION CORPORATION II
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements

ARES ACQUISITION CORPORATION II
CONDENSED BALANCE SHEETS

	As of June 30,	As of December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash	$137,896	$975,319
Prepaid expenses	248,745	125,663
Other receivables	2,441,582	—
Total current assets	2,828,223	1,100,982
Investments held in Trust Account	558,149,739	550,800,038
Total assets	$560,977,962	$551,901,020

Liabilities and shareholders’ deficit
Current liabilities:
Accrued expenses	$9,394,513	$690,348
Due to related party	52,582	50,221
Extension note	1,480,791	—
Working capital loan	1,232,707	—
Total current liabilities	12,160,593	740,569
Deferred financing obligation	1,480,792	—
Overfunding loans	5,000,000	5,000,000
Deferred underwriting and advisory fees	8,359,410	17,500,000
Total liabilities	27,000,795	23,240,569

Commitments and contingencies
Class A ordinary shares, $0.0001 par value; 49,359,712 and 50,000,000 shares subject to possible redemption at $11.31 and $11.01 per share at June 30, 2025 and December 31, 2024, respectively	558,049,739	550,700,038

Shareholders’ deficit
Preference shares, $0.0001 par value; 99,990,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 9,000,000,000 shares authorized; 12,500,000 and none issued and outstanding (excluding 49,359,712 and 50,000,000 shares subject to possible redemption) at June 30, 2025 and December 31, 2024, respectively	1,250	—
Class B ordinary shares, $0.0001 par value; 900,000,000 shares authorized; none and 12,500,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	1,250
Accumulated deficit	(24,073,822)	(22,040,837)
Total shareholders’ deficit	(24,072,572)	(22,039,587)
Total liabilities and shareholders’ deficit	$560,977,962	$551,901,020

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
General and administrative expenses	$5,506,346	$373,422	$8,211,992	$828,934
Loss from operations	(5,506,346)	(373,422)	(8,211,992)	(828,934)
Other income:
Investment income on investments held in Trust Account	5,832,989	6,958,789	11,531,430	13,807,691
Total other income	5,832,989	6,958,789	11,531,430	13,807,691
Net income	$326,643	$6,585,367	$3,319,438	$12,978,757

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	49,507,471	50,000,000	49,752,375	50,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.01	$0.11	$0.05	$0.21
Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares and/or Class B ordinary shares	12,500,000	12,500,000	12,500,000	12,500,000
Basic and diluted net income per share, non-redeemable Class A ordinary shares and/or Class B ordinary shares	$0.01	$0.11	$0.05	$0.21

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	For the three and six months ended June 30, 2025
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	—	$—	12,500,000	$1,250	$—	$(22,040,837)	$(22,039,587)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(5,698,441)	(5,698,441)
Net income	—	—	—	—	—	2,992,795	2,992,795
Balance as of March 31, 2025	—	—	12,500,000	1,250	—	(24,746,483)	(24,745,233)
Conversion of Class B ordinary shares to Class A ordinary shares	12,500,000	1,250	(12,500,000)	(1,250)	—	—	—
Sponsor deposits to Trust Account	—	—	—	—	—	(2,961,583)	(2,961,583)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	3,307,601	3,307,601
Net income	—	—	—	—	—	326,643	326,643
Balance as of June 30, 2025	12,500,000	$1,250	—	$—	$—	$(24,073,822)	$(24,072,572)

	For the three and six months ended June 30, 2024
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	—	$—	12,500,000	$1,250	$—	$(20,265,310)	$(20,264,060)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(6,848,901)	(6,848,901)
Net income	—	—	—	—	—	6,393,390	6,393,390
Balance as of March 31, 2024	—	—	12,500,000	1,250	—	(20,720,821)	(20,719,571)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(6,958,790)	(6,958,790)
Net income	—	—	—	—	—	6,585,367	6,585,367
Balance as of June 30, 2024	—	$—	12,500,000	$1,250	$—	$(21,094,244)	$(21,092,994)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARES ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
	2025	2024

Cash flows from operating activities:
Net income	$3,319,438	$12,978,757
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(11,531,430)	(13,807,691)
Changes in operating assets and liabilities:
Prepaid expenses	(123,082)	138,481
Other receivables	(2,441,582)	—
Accrued expenses	8,704,165	166,362
Due to related party	2,361	15,750
Net cash used in operating activities	(2,070,130)	(508,341)

Cash flows from investing activities:
Cash withdrawn from the Trust Account	7,143,312	—
Cash deposited in Trust Account	(1,480,791)	—
Net cash provided by investing activities	5,662,521	—

Cash flows from financing activities:
Proceeds received from extension note	1,480,791	—
Proceeds received from working capital loan	1,232,707	—
Redemption of Class A ordinary shares	(7,143,312)	—
Net cash used in financing activities	(4,429,814)	—

Net change in cash	(837,423)	(508,341)
Cash – beginning of period	975,319	1,905,123
Cash – end of period	$137,896	$1,396,782

Supplemental disclosure of non-cash activities
Conversion of Class B ordinary shares to Class A ordinary shares	$1,250	$—
Deferred financing obligation	$1,480,792	$—

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on April 20, 2023. On April 25, 2023, the Company consummated its Initial Public Offering of 50,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “public shares”) at $10.00 per Unit, including 5,000,000 Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”) (see Note 3). The Initial Public Offering generated gross proceeds of $500,000,000, and incurred offering costs of $28,550,129, of which $17,500,000 was for deferred underwriting commissions (see Note 5). On April 11, 2025, the Company, Ares Management Capital Markets LLC (“AMCM”), and the representatives of the several underwriters in connection with the Company’s Initial Public Offering agreed to adjust the aggregate amount payable to the underwriters as a deferred underwriting fee and to AMCM as a deferred Initial Public Offering advisory fee to an aggregate amount of $8,359,410.

Simultaneously with the closing of the Initial Public Offering: (i) the Company consummated the sale of 14,300,000 warrants (the “Private Placement Warrants”), including 1,000,000 Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $14,300,000, in a private placement (the “Private Placement”) to Ares Acquisition Holdings II LP, a Cayman Islands exempted limited partnership (the “Sponsor”) and (ii) the Sponsor extended to the Company a non-interest bearing promissory note of $4,500,000 (the “Base Overfunding Loan”) and an additional non-interest bearing promissory note of $500,000 (the “Over-allotment Overfunding Loan”) in connection with the sale of the Over-Allotment Units, for which both loans are collectively referred to as the “Overfunding Loans,” for a total outstanding balance of $5,000,000 (see Note 4).

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination entity owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

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

On April 14, 2025, the Company entered into a business combination agreement with Kodiak Robotics Inc., a Delaware corporation (“Kodiak”) (see “Proposed Business Combination” below).

On April 22, 2025, the Company held an extraordinary general meeting of shareholders (the “Shareholder Meeting”) and approved a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial business combination from April 25, 2025 to January 26, 2026, or such earlier date as the Company’s board of directors may approve, or such later date that the shareholders may approve, in accordance with the Company’s Amended and Restated Memorandum and Articles of Association (the “Extension”). In connection with the approval of the Extension, certain shareholders elected to redeem an aggregate of 640,288 Class A ordinary shares, for which the Company paid cash from the Trust Account in the aggregate amount of $7,143,312 (approximately $11.16 per share) to such redeeming shareholders.

In connection with the Extension, the Company issued an aggregate of 12,500,000 Class A ordinary shares to the Sponsor upon the conversion (the “Conversion”) by the Sponsor of an equal number of Class B ordinary shares. The 12,500,000 Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions that applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions, waiver of

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

redemption rights and the obligation to vote in favor of an initial business combination as described in the Company’s prospectus for its Initial Public Offering. As of August 7, 2025, there were 61,859,712 Class A ordinary shares and no Class B ordinary shares issued and outstanding (following the Conversion and redemptions in connection with the Shareholder Meeting).

In connection with the approval of the Extension, the Sponsor agreed to make monthly deposits directly to the Trust Account of $0.02 for each outstanding Class A ordinary share, other than Class A ordinary shares held by the Sponsor upon any conversion of Class B ordinary shares (each deposit, a “Contribution”), beginning on April 25, 2025. 50% of the aggregate Contributions will be an obligation of the Company pursuant to a non-interest bearing, unsecured promissory note (the “Extension Note”) issued by the Company to the Sponsor (see Note 4). The Extension Note will be repaid to the Sponsor on the earlier of (i) the consummation of a business combination, and (ii) January 26, 2026 (the earlier of (i) and (ii), the “Maturity Date”). In addition, Kodiak has agreed to reimburse the Sponsor for 50% of the aggregate Contributions. For the three and six months ended June 30, 2025, the Sponsor deposited $2,961,583 into the Trust Account. If the Proposed Business Combination (as defined herein) closes, the aggregate amount of Contributions will be repaid in full by the post-Business Combination entity at the time of the closing of the Proposed Business Combination.

On June 23, 2025, the Company issued a promissory note to the Sponsor in respect of a working capital loan (the “Working Capital Loan”) of up to $2,000,000. The Working Capital Loan is non-interest bearing and is repayable upon the earlier of the (i) consummation of the Business Combination and (ii) last day the Company has to complete a Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of certain events of default as defined in the promissory note governing the Working Capital Loan. Any outstanding principal under the Working Capital Loan may be prepaid at any time by the Company without penalty. If the Company does not consummate the Business Combination, the Working Capital Loan will be repaid solely to the extent that the Company has funds available to it, if any, outside of its Trust Account. The total principal amount of the Working Capital Loan may be converted, in whole or in part, at the option of the Sponsor into warrants of the post-Business Combination entity at a price of $1.00 per warrant, with each warrant exercisable for one share of stock of the post-Business Combination entity. The warrants will otherwise be identical to the Private Placement Warrants. As of June 30, 2025, there was $1,232,707 outstanding under the Working Capital Loan.

The Company has until January 26, 2026, as extended, or such earlier date as the Company’s board of directors may approve, or such later date that the shareholders may approve, in accordance with the Company’s Amended and Restated Memorandum and Articles of Association to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest income to pay liquidation expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which may expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to its Class A ordinary shares received in connection with the Conversion if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or the Company’s officers or directors acquire public shares in or after the Initial Public Offering, such public shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Proposed Business Combination

On April 14, 2025, the Company entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), by and among the Company, Kodiak, and AAC II Merger Sub, Inc., a Delaware corporation (“Merger Sub”). The transactions contemplated by the Business Combination Agreement are referred to as the “Proposed Business Combination.” Concurrently with the execution of the Business Combination Agreement, the Company entered into a sponsor support agreement with Kodiak and the Sponsor (the “Sponsor Support Agreement”), and certain stockholders of Kodiak entered into certain company support agreements with Kodiak and the Company. The Business Combination Agreement and the Proposed Business Combination were unanimously approved by the board of directors of each of the Company (including, in the case of the Company, the special committee of the board of directors, which consists of its independent directors), Merger Sub and Kodiak.

Concurrently with the execution of the Business Combination Agreement, in connection with a financing effort related to the Business Combination, the Company entered into subscription agreements with certain institutional and accredited investors (the “PIPE Investors” and the subscription agreements, the “Subscription Agreements”). Under the terms of the Subscription Agreements, the PIPE Investors agreed, subject to the terms and conditions set forth in the Subscription Agreements, and following the domestication, to subscribe for and purchase an aggregate of $60.0 million worth of shares of the post-Business Combination entity (the “PIPE Stock”). The base purchase price per share for the PIPE Stock will equal the redemption price of the Class A ordinary shares in connection with the closing of the Proposed Business Combination (the “Redemption Price”), subject to adjustment such that the purchase price per share will be 90% of the Redemption Price for any PIPE Investor that subscribes for $50.0 million or more of PIPE Stock. We refer to such transactions as the “PIPE Investments.” The closing of the PIPE Investments is conditioned upon, among other things, the completion or concurrent consummation of the Proposed Business Combination.

In connection with the potential PIPE Investments, the Company entered into arrangements with certain placement agents pursuant to which such placement agents and certain other parties will receive up to 4.0% of funds raised in connection with the PIPE Investment (inclusive of the net proceeds of the Company’s Initial Public Offering remaining in the Trust Account immediately prior to the closing of the Proposed Business Combination) upon the successful consummation of a PIPE Investment subject to the payment of minimum amounts to certain placement agents. If the PIPE Investment does not occur, the Company will only be required to pay the minimum amount and will not be required to pay these contingent fees. The actual amount of fees payable will be based upon the final amounts in the PIPE Investment. No fees will be payable to the placement agents in connection with their role as placement agents in the event that the Company does not consummate the Proposed Business Combination.

For further details on the Proposed Business Combination, refer to the Current Report on Form 8-K filed by the Company with the SEC on April 14, 2025 and the registration statement on Form S-4 initially filed by the Company with the SEC on May 14, 2025, and any amendments thereto (the “Registration Statement”).

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

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern Considerations, Liquidity and Capital Resources

As of June 30, 2025, the Company had $137,896 in cash held outside of the Trust Account and a working capital deficit of $9,332,370.

As of June 30, 2025, the Company had investments held in the Trust Account of $558,149,739, consisting of cash and investments in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Class B ordinary shares, a loan of $366,781 from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the loan from the Sponsor in full on April 25, 2023.

On June 23, 2025, the Company issued a Working Capital Loan to the Sponsor of up to $2,000,000 (see Note 4). The Working Capital Loan is non-interest bearing and is repayable upon the earlier of the (i) consummation of the Business Combination and (ii) last day the Company has to complete a Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association. If the Company does not consummate the Business Combination, the Working Capital Loan will be repaid solely to the extent that the Company has funds available to it, if any, outside of its Trust Account. As of June 30, 2025, there was $1,232,707 outstanding under the Working Capital Loan.

Management has determined that the extended mandatory liquidation of the Trust Account, as approved on April 22, 2025, should a business combination not occur by January 26, 2026, raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Management plans to complete the initial Business Combination prior to the extended mandatory liquidation date of the Trust Account and expects to receive financing from the Sponsor or an affiliate of the Sponsor to meet its obligations through the time of liquidation of the Trust Account or the completion of the initial Business Combination. There is no assurance that the plans to consummate the initial Business Combination will be successful or successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $137,896 and $975,319 of cash as of June 30, 2025 and December 31, 2024, respectively. The Company did not have cash equivalents held outside the Trust Account as of June 30, 2025 and December 31, 2024.

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

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2025 and December 31, 2024, the carrying values of cash, accrued expenses, due to related party and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. The fair value for trading securities is determined using quoted market prices in active markets.

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

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2025 and December 31, 2024, 49,359,712 and 50,000,000, respectively, Class A ordinary shares that are subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As of June 30, 2025 and December 31, 2024, the Class A ordinary shares reflected in the accompanying condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2023	$522,938,352
Plus:
Accretion of carrying value to redemption value	27,761,686
Class A ordinary shares subject to possible redemption as of December 31, 2024	550,700,038
Less:
Redemption of Class A ordinary shares	(7,143,312)
Plus:
Sponsor deposits to Trust Account	2,961,583
Waiver of Class A ordinary shares issuance cost	9,140,590
Accretion of carrying value to redemption value	2,390,840
Class A ordinary shares subject to possible redemption as of June 30, 2025	$558,049,739

Income Taxes

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s unaudited condensed statements of operations include a presentation of net income per share of ordinary share subject to possible redemption and allocates the net income into the two classes of shares in calculating net income per ordinary share, basic and diluted. For Class A ordinary shares subject to possible redemption, net income per share of ordinary share is calculated by dividing the net income by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding for the period. For non-redeemable Class A ordinary shares and Class B ordinary shares, net income per share is calculated by dividing the net income by the weighted average number of shares of non-redeemable Class A ordinary shares and Class B ordinary shares outstanding for the period. Class B ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account. Non-redeemable Class A ordinary shares includes 12,500,000 of Class A ordinary shares issued to the Sponsor in connection with the Conversion (see Note 6), as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Class A ordinary shares subject to possible redemption
Numerator:
Net income attributable to Class A ordinary shares subject to possible redemption	$260,795	$5,268,294	$2,652,910	$10,383,006
Denominator:
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	49,507,471	50,000,000	49,752,375	50,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.01	$0.11	$0.05	$0.21

Non-redeemable Class A ordinary shares and Class B ordinary shares
Numerator:
Net income attributable to non-redeemable Class A ordinary shares and Class B ordinary shares	$65,848	$1,317,073	$666,528	$2,595,751
Denominator:
Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares and/or Class B ordinary shares	12,500,000	12,500,000	12,500,000	12,500,000
Basic and diluted net income per share, non-redeemable Class A ordinary shares and/or Class B ordinary shares	$0.01	$0.11	$0.05	$0.21

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by FASB. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its unaudited condensed financial statements.

In May 2025, the FASB issued ASU No. 2025-03, “Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“ASU 2025-03”) which amends the ASC 805, Business Combinations, framework for identifying the accounting acquirer in business combinations when the legal acquiree is a variable interest entity (“VIE”) by requiring entities to consider the general accounting acquirer factors in ASC 805 when the transaction is primarily effected by the exchange of equity interests. The ASU is applied prospectively to all business combinations with acquisition dates occurring on or after the date of initial application. The ASU is effective for all annual reporting periods (and interim periods in annual reporting periods) beginning after December 15, 2026. Early adoption is permitted in interim or annual reporting periods in which financial statements have not yet been issued (or made available for issuance). Management has elected to early adopt ASU 2025-03 as of April 1, 2025. The adoption of ASU 2025-03 will not have any retrospective impact to the Company’s historical financial statements.

3. INITIAL PUBLIC OFFERING

On April 25, 2023, the Company consummated its Initial Public Offering of 50,000,000 Units, including 5,000,000 Units to cover Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $500,000,000, and incurring offering costs of $28,550,129, of which $17,500,000 was for deferred underwriting commissions (see Note 5). Each Unit consists of one Class A ordinary share and one-half of one Public Warrant. On April 11, 2025, the Company, AMCM, and the representatives of the several underwriters in connection with the Company’s Initial Public Offering agreed to adjust the aggregate amount payable to the underwriters as a deferred underwriting fee and to AMCM as a deferred Initial Public Offering advisory fee to an aggregate amount of $8,359,410.

4. RELATED PARTY TRANSACTIONS

Sponsor Shares

On March 19, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of the Company’s Class B ordinary shares. Through April 25, 2023, the Company effectuated a share surrender and share recapitalizations resulting in the Sponsor holding an aggregate of 12,937,500 Class B ordinary shares, which would

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On April 22, 2025, in connection with the Extension, the Company issued an aggregate of 12,500,000 Class A ordinary shares to the Sponsor upon the conversion by the Sponsor of an equal number of Class B ordinary shares. The 12,500,000 Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the Company’s prospectus for its Initial Public Offering. Following the Conversion, there are no Class B ordinary shares issued and outstanding.

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

Other Receivables

The Company incurred certain costs to obtain the Extension and to file the Registration Statement. A portion of such costs was agreed to be repaid by Kodiak upon the earlier of (i) closing of the Proposed Business Combination by the post-Business Combination entity and (ii) termination of the Business Combination Agreement. As of June 30, 2025, the portion of costs expected to be repaid by Kodiak was $2,441,582 and is reflected within other receivables in the accompanying condensed balance sheets.

Related Party Loans

Overfunding Loans

Concurrently with the closing of the Initial Public Offering, the Sponsor extended the Base Overfunding Loan in the amount of $4,500,000 to the Company. On April 25, 2023, simultaneously with the sale of the Over-Allotment Units, the Sponsor further extended the Over-allotment Overfunding Loan in the amount of $500,000 to the Company, for an aggregate outstanding principal amount of $5,000,000. The Overfunding Loans will be repaid upon the closing of the initial Business Combination or converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant (or any combination of repayment or conversion), at the Sponsor’s discretion, which warrants will be identical to the Private Placement Warrants. The Overfunding Loans are being extended in order to ensure that the amount in the Trust Account is $10.10 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Overfunding Loans from amounts held in the Trust Account, however, the Company may repay the Overfunding Loans if there are funds

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

available outside the Trust Account. As of June 30, 2025 and December 31, 2024, the Company had $5,000,000 outstanding in connection with the Overfunding Loans as reflected in the accompanying condensed balance sheets

Extension Note

On April 22, 2025, in connection with the approval of the Extension, the Sponsor agreed to make monthly deposits directly to the Trust Account of $0.02 for each outstanding Class A ordinary share, other than Class A ordinary shares held by the Sponsor upon any conversion of Class B ordinary shares, beginning on April 25, 2025. 50% of the aggregate Contributions will be an obligation of the Company pursuant to the Extension Note. The Extension Note will be repaid to the Sponsor on the Maturity Date. The Maturity Date may be accelerated upon the occurrence of certain events of default. Any outstanding principal under the Extension Note may be prepaid at any time by the Company, at its election and without penalty. In addition, Kodiak has agreed to reimburse the Sponsor for 50% of the aggregate Contributions. For the three and six months ended June 30, 2025, the Sponsor deposited $2,961,583 into the Trust Account. As of June 30, 2025, there was $1,480,791 outstanding under the Extension Note and $1,480,792, which represents Kodiak’s 50% obligation, is reflected within deferred financing obligation in the accompanying condensed balance sheets. If the Proposed Business Combination closes, the aggregate amount of all Contributions will be repaid in full by the post-Business Combination entity at the time of the closing of the Proposed Business Combination.

Working Capital Loan

On June 23, 2025, the Company issued a promissory note to the Sponsor in respect of the Working Capital Loan of up to $2,000,000. The Working Capital Loan is non-interest bearing and is repayable upon the earlier of the (i) consummation of the Business Combination and (ii) last day the Company has to complete a Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of certain events of default as defined in the promissory note governing the Working Capital Loan. Any outstanding principal under the Working Capital Loan may be prepaid at any time by the Company without penalty. If the Company does not consummate the Business Combination, the Working Capital Loan will be repaid solely to the extent that the Company has funds available to it, if any, outside of its Trust Account. The total principal amount of the Working Capital Loan may be converted, in whole or in part, at the option of the Sponsor into warrants of the post-Business Combination entity at a price of $1.00 per warrant, with each warrant exercisable for one share of stock of the post-Business Combination entity. The warrants will otherwise be identical to the Private Placement Warrants. As of June 30, 2025, there was $1,232,707 outstanding under the Working Capital Loan. As of December 31, 2024, the Company had no Working Capital Loan outstanding.

Administrative Service Fee

On April 20, 2023, the Company has agreed to pay the Sponsor, or an affiliate of the Sponsor, a monthly fee of $16,667 for office space, utilities, secretarial support and administrative services. This arrangement will terminate upon completion of a Business Combination or the distribution of the Trust Account to the public shareholders. The Company incurred $50,001 and $100,002 during the three and six months ended June 30, 2025 and 2024, respectively, in expenses in connection with such services. These expenses were presented within general and administrative expenses in the accompanying unaudited condensed statements of operations. As of June 30, 2025 and December 31, 2024, the Company had no outstanding balance due to related party in connection with such services as reflected in the accompanying condensed balance sheets.

Advances from Related Parties

The Sponsor, or an affiliate of the Sponsor, paid certain operating costs on behalf of the Company. These advances are due on demand and are non-interest bearing. As of June 30, 2025 and December 31, 2024, the Company had $52,582 and $50,221, respectively, outstanding in due to related party as reflected in the accompanying condensed balance sheets.

Advisory Agreement

On April 20, 2023, the Company engaged AMCM, an affiliate of the Sponsor, to provide consulting and advisory services to the Company in connection with the Initial Public Offering and the initial Business Combination. Ares Management Capital Markets LLC received an advisory fee of $2,000,000, paid upon the closing of the Initial Public Offering, and will receive a deferred advisory fee of $3,500,000, payable solely in the event that the Company completes the initial Business Combination. The fees are reimbursed from a portion of the fees paid to the underwriters.

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On April 11, 2025, the Company and AMCM agreed to adjust the aggregate amount payable to AMCM as a deferred Initial Public Offering advisory fee to $2,777,777.

5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Class B ordinary shares, the Class A ordinary shares issued in the Conversion, Private Placement Warrants and Private Placement Warrants that may be issued upon conversion of Working Capital Loan and Overfunding Loans (and the Class A ordinary shares underlying such warrants) will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement signed upon consummation of the Initial Public Offering. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will be entitled to “piggy-back” registration rights to include their securities in other registration statements filed by the Company, subject to certain limitations. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

On April 11, 2025, the Company, AMCM, and the representatives of the several underwriters in connection with the Company’s Initial Public Offering agreed to adjust the aggregate amount payable to the underwriters as a deferred underwriting fee and to AMCM as a deferred Initial Public Offering advisory fee to an aggregate amount of $8,359,410, resulting in an adjustment to Class A ordinary shares subject to possible redemption of $9,140,590.

Contingent Fees

The Company has entered into fee arrangements with certain service providers pursuant to which certain transaction fees and service fees will become payable only if the Company consummates a Business Combination. If the Business Combination does not occur, the Company will not be required to pay these contingent fees. As of June 30, 2025, the amount of these contingent fees with the service providers was $782,045.

Additionally, the Company has entered into arrangements with certain placement agents pursuant to which such placement agents and certain other parties will receive up to 4.0% of funds raised in connection with the PIPE Investment (inclusive of the net proceeds of the Company’s Initial Public Offering remaining in the Trust Account immediately prior to the closing of the Proposed Business Combination) upon the successful consummation of a PIPE Investment subject to the payment of minimum amounts to certain placement agents. If the PIPE Investment does not occur, we will only be required to pay the minimum amount and will not be required to pay these contingent fees. The actual amount of fees payable will be based upon the final amounts in the PIPE Investment. No fees will be payable to the placement agents in connection with their role as placement agents in the event that the Company does not consummate the Proposed Business Combination.

6. SHAREHOLDERS’ DEFICIT

On April 22, 2025, in connection with the Extension, the Company issued an aggregate of 12,500,000 Class A ordinary shares to the Sponsor upon the conversion by the Sponsor of an equal number of Class B ordinary shares. The 12,500,000 Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions, waiver of

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

redemption rights and the obligation to vote in favor of an initial business combination as described in the Company’s prospectus for its Initial Public Offering.

Preference Shares — The Company is authorized to issue 99,990,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 9,000,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025, there were 12,500,000 Class A ordinary shares issued and outstanding excluding 49,359,712 shares that are subject to possible redemption and are presented as temporary equity, outside of the shareholders’ deficit section of the condensed balance sheets. As of December 31, 2024, there were no Class A ordinary shares issued and outstanding excluding 50,000,000 shares that are subject to possible redemption and are presented as temporary equity, outside of the shareholders’ deficit section of the condensed balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 900,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each ordinary share. As of June 30, 2025, there were no Class B ordinary shares issued and outstanding. As of December 31, 2024, there were 12,500,000 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

7. WARRANTS

As of June 30, 2025 and December 31, 2024, there were 39,300,000 warrants outstanding (14,300,000 Private Placement Warrants and 25,000,000 Public Warrants). The Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Once the warrants become exercisable, the Company may redeem the Public Warrants:

• in whole and not in part;

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

8. FAIR VALUE MEASUREMENTS

As of June 30, 2025 and December 31, 2024, assets held in the Trust Account are comprised of cash and investments in U.S. government securities. During the three and six months ended June 30, 2025, certain shareholders elected to redeem an aggregate of 640,288 Class A ordinary shares in connection with the approval of the Extension, for which the Company paid cash from the Trust Account in the aggregate amount of $7,143,312 (approximately $11.16 per share) to such redeeming shareholders. During the three and six months ended June 30, 2025 and 2024, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s financial assets that are measured at fair value as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

		As of June 30,	As of December 31,
Description	Level	2025	2024
Assets, at fair value
Investments held in Trust Account	1	$558,149,739	$550,800,038

ARES ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In July 2025, the Sponsor made its monthly Contribution and deposited $987,194 into the Trust Account. 50% of such Contribution is an obligation of the Company pursuant to the Extension Note. Kodiak has agreed to reimburse the Sponsor for the other 50% of such Contribution.

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

As indicated in the accompanying financial statements, as of June 30, 2025, we had $137,896 in our operating bank account. Further, we expect to continue to incur significant costs in the pursuit of an initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

Our registration statement for our Initial Public Offering was declared effective on April 20, 2023. On April 25, 2023, we consummated our Initial Public Offering of 50,000,000 Units, including 5,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $500,000,000, and incurring offering costs of $28,550,129, of which $17,500,000 was for deferred underwriting commissions. On April 11, 2025, the Company, AMCM, and the representatives of the several underwriters in connection with the Company’s Initial Public Offering agreed to adjust the aggregate amount payable to the underwriters as a deferred underwriting fee and to AMCM as a deferred Initial Public Offering advisory fee to an aggregate amount of $8,359,410.

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

The Proposed Business Combination is subject to, among other things, the approval of the Proposed Business Combination by the Company’s shareholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions, including that the SEC completes its review of the Registration Statement, the receipt of certain regulatory approvals, and the approval by the NYSE to list the securities of the combined company.

In connection with the closing of the Proposed Business Combination, Merger Sub will merge with and into Kodiak, with Kodiak being the surviving corporation and continuing as a direct wholly owned subsidiary of the Company.

For further detail on the Proposed Business Combination, refer to the Current Report on Form 8-K filed by the Company with the SEC on April 14, 2025 and the Registration Statement.

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

Extension

Our Initial Public Offering prospectus and Amended and Restated Memorandum and Articles of Association provided that we had until April 25, 2025 (the date which was 24 months after the consummation of the Initial Public Offering) to complete an initial business combination. On April 22, 2025, we held the Shareholder Meeting at which we extended the Combination Period until January 26, 2026, or such earlier date as our board of directors may approve, or such later date as the shareholders may approve in accordance with the Amended and Restated Memorandum and Articles of Association. In connection with the approval of the Extension, certain shareholders elected to redeem an aggregate of 640,288 Class A ordinary shares, of which we paid cash from the Trust Account in the aggregate amount of $7,143,312 (approximately $11.16 per share) to such redeeming shareholders.

PIPE Investment Arrangements

Concurrently with the execution of the Business Combination Agreement, in connection with a financing effort related to the Business Combination, we entered into the Subscription Agreements with the PIPE Investors. Under the terms of the Subscription Agreements, the PIPE Investors agreed, subject to the terms and conditions set forth in the Subscription Agreements, and following the domestication, to subscribe for and purchase an aggregate of $60.0 million worth of PIPE Stock. The base purchase price per share for the PIPE Stock will equal the Redemption Price, subject to adjustment such that the purchase price per share will be 90% of the Redemption Price for any PIPE Investor that subscribes for $50.0 million or more of PIPE Stock. The closing of the PIPE Investments is conditioned upon, among other things, the completion or concurrent consummation of the Proposed Business Combination.

In connection with the potential PIPE Investments, we entered into arrangements with certain placement agents pursuant to which such placement agents and certain other parties will receive up to 4.0% of funds raised in connection with the PIPE Investment (inclusive of the net proceeds of the Company’s Initial Public Offering remaining in the Trust Account immediately prior to the closing of the Proposed Business Combination) upon the successful consummation of a PIPE Investment subject to the payment of minimum amounts to certain placement agents. If the PIPE Investment does not occur, we will only be required to pay the minimum amount and will not be required to pay these contingent fees. The actual amount of fees payable will be based upon the final amounts in the PIPE Investment. No fees will be payable to the placement agents in connection with their role as placement agents in the event that the Company does not consummate the Proposed Business Combination.

Deferred Discount Fees

On April 11, 2025, AACT, AMCM, and the representatives of the several underwriters in connection with our Initial Public Offering agreed to adjust the aggregate amount payable to the underwriters as a deferred underwriting fee and to AMCM as a deferred Initial Public Offering advisory fee to an aggregate amount of $8,359,410.

Conversion

In connection with the Extension, we issued an aggregate of 12,500,000 Class A ordinary shares to our Sponsor upon the conversion by our Sponsor of an equal number of Class B ordinary shares. The 12,500,000 Class A ordinary shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in our Initial Public Offering prospectus. As of August 7, 2025, there were 61,859,712 Class A ordinary shares and no Class B ordinary shares issued and outstanding (following the Conversion and redemptions in connection with the Shareholder Meeting).

Extension Note

In connection with the approval of the Extension, our Sponsor agreed to make monthly deposits directly to the Trust Account of $0.02 for each outstanding Class A ordinary share, other than Class A ordinary shares held by our Sponsor upon any conversion of Class B ordinary shares. 50% of the aggregate Contributions will be our obligation pursuant to the Extension Note. Such Contributions, which will be paid monthly, began on April 25, 2025 and thereafter will be made on the twenty-fifth day of each month (or if such day is not a business day, on the business day immediately preceding such day) until the Maturity Date. The Extension Note will be repaid to our Sponsor on the Maturity Date. The Maturity Date may be accelerated upon the occurrence of certain events of default. Any outstanding principal under the Extension Note may be prepaid at any time by us, at our election and without penalty. In addition, Kodiak has agreed to reimburse our Sponsor for the other 50% of the aggregate Contributions. For the three and six months ended June 30, 2025, our Sponsor deposited $2,961,583 into the Trust Account. If the Proposed Business Combination closes, the aggregate amount of Contributions will be repaid in full by the post-Business Combination entity at the time of the closing of the Proposed Business Combination.

Results of Operations

All activity for the period from March 15, 2021 (inception) through June 30, 2025 related to our formation and the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net income of $326,643, which consisted of investment income earned on investments held in Trust Account of $5,832,989 offset by general and administrative costs of $5,506,346. For the six months ended June 30, 2025, we had net income of $3,319,438, which consisted of investment income earned on investments held in Trust Account of $11,531,430, offset by general and administrative costs of $8,211,992.

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

Going Concern Considerations, Liquidity and Capital Resources

As of June 30, 2025, we had $137,896 in cash held outside of the Trust Account and a working capital deficit of $9,332,370.

Our liquidity needs to date have been satisfied through (i) a contribution of $25,000 from our Sponsor to cover certain expenses in exchange for the issuance of the Class B ordinary shares, (ii) a loan of $366,781 from our Sponsor which we repaid in full on April 25, 2023, (iii) proceeds from the consummation of the Private Placement not held in the Trust Account and (iv) the Working Capital Loan. As of June 30, 2025, the Sponsor had provided an aggregate of $1,232,707 as a Working Capital Loan. As of December 31, 2024, the Sponsor had not provided any Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the extended mandatory liquidation of the Trust Account, as approved on April 22, 2025, should a business combination not occur by January 26, 2026, raises substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. Our management plans to complete the initial business combination prior to the extended mandatory liquidation date of the Trust Account and expects to receive financing from our Sponsor or the affiliates of our Sponsor to meet its obligations through the time of liquidation of the Trust Account or the completion of the initial business combination. There is no assurance that our plans to consummate the initial business combination will be successful or successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from our inability to continue as a going concern.

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

On April 20, 2023, we also engaged AMCM, an affiliate of the Sponsor, to provide consulting and advisory services to us in connection with the Initial Public Offering, for which it will receive a deferred advisory fee of $3,500,000, payable solely in the event that we complete the initial business combination. The fees payable to AMCM will be reimbursed from a portion of the fees to the underwriters.

On April 11, 2025, AACT, AMCM, and the representatives of the several underwriters in connection with our Initial Public Offering agreed to adjust the aggregate amount payable to the underwriters as a deferred underwriting fee and to AMCM as a deferred Initial Public Offering advisory fee to an aggregate amount of $8,359,410.

Contingent Fees

We have entered into fee arrangements with certain service providers pursuant to which certain transaction fees and service fees will become payable only if we consummate a Business Combination. If the Business Combination does not occur, we will not be required to pay these contingent fees. As of June 30, 2025, the amount of these contingent fees with the service providers was $782,045.

Additionally, we have entered into arrangements with certain placement agents pursuant to which such placement agents and certain other parties will receive up to 4.0% of funds raised in connection with the PIPE Investment (inclusive of the net proceeds of the Company’s Initial Public Offering remaining in the Trust Account immediately prior to the closing of the Proposed Business Combination) upon the successful consummation of a PIPE Investment subject to the payment of minimum amounts to certain placement agents. If the PIPE Investment does not occur, we will only be required to pay the minimum amount and will not be required to pay these contingent fees. The actual amount of fees payable will be based upon the final amounts in the PIPE Investment. No fees will be payable to the placement agents in connection with their role as placement agents in the event that the Company does not consummate the Proposed Business Combination.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2025 and December 31, 2024, 49,359,712 and 50,000,000, respectively, Class A ordinary shares that are subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Our unaudited condensed statements of operations include a presentation of net income per share of ordinary share subject to possible redemption and allocates the net income into the two classes of shares in calculating net income per ordinary share, basic and diluted. For Class A ordinary shares subject to possible redemption, net income per share of ordinary share is calculated by dividing the net income by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding for the period. For non-redeemable Class A ordinary shares and Class B ordinary shares, net income per share is calculated by dividing the net income by the weighted average number of shares of non-redeemable Class A ordinary shares and Class B ordinary shares outstanding for the period. Class B ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account. Non-redeemable Class A ordinary shares includes 12,500,000 of Class A ordinary shares issued to the Sponsor in connection with the Conversion, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Pronouncements

We consider the applicability and impact of all ASUs issued by FASB. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on our unaudited condensed financial statements.

In May 2025, the FASB issued ASU No. 2025-03, “Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“ASU 2025-03”) which amends the ASC 805, Business Combinations, framework for identifying the accounting acquirer in business combinations when the legal acquiree is a VIE by requiring entities to consider the general accounting acquirer factors in ASC 805 when the transaction is primarily effected by the exchange of equity interests. The ASU is applied prospectively to all business combinations with acquisition dates occurring on or after the date of initial application. The ASU is effective for all annual reporting periods (and interim periods in annual reporting periods) beginning after December 15, 2026. Early adoption is permitted in interim or annual reporting periods in which financial statements have not yet been issued (or made available for issuance). Management has elected to early adopt ASU 2025-03 as of April 1, 2025. The adoption of ASU 2025-03 will not have any retrospective impact to our historical financial statements.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the SEC on March 12, 2025, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed by the Company with the SEC on May 15, 2025 except for the below additional risks which could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

The Sponsor, members of the board of directors of AACT (the “AACT Board”) and AACT’s executive officers, and their respective affiliates have incurred out-of-pocket expenses in connection with performing due diligence on suitable targets for business combinations and the negotiation of the Proposed Business Combination. At the time of the closing of the Proposed Business Combination, the Sponsor, members of the AACT Board and AACT’s officers, and their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on AACT’s behalf, such as identifying potential target businesses and performing due diligence on suitable targets for business combinations. If a business combination is not completed within the Combination Period the Sponsor, members of the AACT Board and AACT’s officers, and any of their respective affiliates will not be eligible for any such reimbursement. On April 22, 2025, AACT extended the Combination Period from April 25, 2025 to January 26, 2026. In connection with the Extension, on April 16, 2025, the Sponsor agreed to make monthly deposits directly to the Trust Account of $0.02 for each outstanding Class A ordinary share, other than the Converted Class A Ordinary Shares. Beginning April 25, 2025, the Sponsor commenced making monthly contributions. The Sponsor shall make a Contribution on the 25th day of each month (or if such day is not a business day, on the business day immediately preceding such day) until the Maturity Date. 50% of the Contributions will be an obligation of AACT pursuant to the Extension Note. AACT may use a portion of proceeds held outside the Trust Account to repay the Extension Note, but no proceeds held in the Trust Account would be used to repay the Contributions. In addition, Kodiak has agreed to reimburse the Sponsor for 50% of the aggregate Contributions. If the Proposed Business Combination closes, the aggregate amount of Contributions will be repaid in full by the post-Business Combination entity at the time of closing of the Proposed Business Combination. In addition, our Sponsor has extended to us Overfunding Loans of $5,000,000 and a Working Capital Loan of $1,232,707, which will, in the Sponsor’s discretion, either be repaid upon the closing of an initial business combination or converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant (or any combination of repayment or conversion). Any such warrants will be identical to the Private Placement Warrants. If we do not complete an initial business combination, we will not repay the Overfunding Loans or the Working Capital Loan from the Trust Account, and we would likely not have other available funds to repay the Overfunding Loans or the Working Capital Loan. The Contributions and the Working Capital Loan will be reimbursed by the post-Business Combination entity upon the consummation of the Proposed Business Combination.

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

Unregistered Sales

We did not sell any equity securities during the quarter ended June 30, 2025.

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

There has been no material change in the planned use of the proceeds from the Initial Public Offering and certain of the proceeds of the Private Placement and the Overfunding Loans as is described in our final prospectus related to the Initial Public Offering.

On April 11, AMCM, the representatives of the several underwriters in connection with our Initial Public Offering and us agreed to adjust the aggregate amount payable to the underwriters as a deferred underwriting fee and to AMCM as a deferred Initial Public Offering advisory fee to an aggregate amount of $8,359,410.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of April 14, 2025, by and among Ares Acquisition Corporation II, Kodiak Robotics Inc. and AAC II Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on April 14, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on April 26, 2023).
10.1	Working Capital Loan Promissory Note, by and between Ares Acquisition Corporation II and Ares Acquisition Holdings II LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 24, 2025)
10.2	Form of Promissory Note, by and between Ares Acquisition Corporation II and Ares Acquisition Holdings II LP (incorporated by reference to Exhibit 10.1 of Ares Acquisition Corporation II’s Current Report on Form 8-K, filed with the SEC on April 16, 2025).
10.3	Sponsor Support Agreement, dated as of April 14, 2025, by and among Ares Acquisition Corporation II, Kodiak Robotics, Inc. and Ares Acquisition Holdings II LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on April 14, 2025).
10.4	Form of Company Support Agreement, by and among Ares Acquisition Corporation II, Kodiak Robotics, Inc. and the persons set forth on Schedule A thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on April 14, 2025).
10.5	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed with the SEC on April 14, 2025).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

ARES ACQUISITION CORPORATION II

Dated: August 12, 2025	By:	/s/ David B. Kaplan
	Name:	David B. Kaplan
	Title:	Chief Executive Officer and Co-Chairman (Principal Executive Officer)

Dated: August 12, 2025	By:	/s/ Jarrod Phillips
	Name:	Jarrod Phillips
	Title:	Chief Financial Officer (Principal Financial Officer)