Form 10-Q
period 2025-09-30
Kodiak AI, Inc.
filed 2025-11-13
CIK 1853138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-41691
_____________________________________
Kodiak AI, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________

Delaware	98-1592112
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1049 Terra Bella Avenue Mountain View, CA 94043	94043-7373
(Address of Principal Executive Offices)	(Zip Code)
(650) 209-8005
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	KDK	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for one share of common stock at an exercise price of $9.28	KDKRW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, ” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
As of November 7, 2025, the number of shares of the registrant’s common stock outstanding was 181,207,392.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Such forward-looking statements may include our or our management teams’ expectations, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements may be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “will,” “would” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

•    our estimated total addressable markets for our long-haul trucking, industrial trucking and defense applications;
•    our operational and product roadmap, and our ability to produce and deploy the Kodiak Driver at scale;
•    the regulatory landscape for the Kodiak Driver and complexities with compliance related to such landscape, including with respect to recent changes in tariffs and trade policy;
•    the evolution of our business model over time;
•    developments relating to our competitors and industry;
•    our ability to successfully collaborate with business partners and customers;
•    our expectations regarding our ability to obtain, maintain, protect and enforce our intellectual property rights;
•    our future capital requirements and sources and uses of cash;
•    our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•    our expectations regarding expansion plans and opportunities, including into international markets;
•    the potential liquidity and trading of our public securities;
•    the ongoing effects of current and future global economic conditions;
•    any changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans; and
•    expectations regarding our status as an emerging growth company under the JOBS Act.

These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts and assumptions and involve a number of judgments, risks and uncertainties.

Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Except as required under applicable securities laws, neither we nor our affiliates have any obligation and specifically disclaim any such obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as and must not be relied on by investors as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report.

We operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Some factors that could cause actual results to differ include:

•    significant risks and uncertainties associated with rapidly evolving autonomous vehicle (“AV”) technology;
•    our limited operating history, including our net losses and undemonstrated ability to achieve profitability;

•our ability to execute our Driver-as-a-Service or DaaS business model, including maintaining, retaining and expanding customer relationships and scaling production and commercial deliveries on expected timelines;
•    any flaws or errors in our solutions or flaws in or misuse of AV technology in general;
•    the risk of significant injury, including fatalities, presented by AV technology;
•    the effects of competition on our business;
•    risks related to working with third-party suppliers, OEMs, upfitters, service providers and partners for key components of the Kodiak Driver, including supply shortages;
•    our dependence on a limited number of customers, including Atlas and defense customers, for a significant portion of our revenue;
•    our reliance on the experience and expertise of our management team, engineers and other key employees;
•    our ability to establish, maintain, protect or enforce our technology and intellectual property rights and defend intellectual property infringement claims from others;
•    changes in the regulatory environment, including changes to tariff and trade policies;
•    risks related to general business and economic conditions, including those related to the long-haul trucking, industrial trucking, oil and gas and defense ecosystems;
•    real or perceived inaccuracies in our assumptions and estimates to calculate certain metrics;
•    our ability to raise capital in the future and our ability to manage our growth, cash and expenses;
•    our ability to maintain the listing of our securities on the Nasdaq Stock Market LLC (“Nasdaq”);
•    any legal proceedings instituted against us; and
•    other risks and uncertainties described in this Quarterly Report, including those detailed under the section titled “Risk Factors.”

If any of the risks or uncertainties described in this Quarterly Report materialize or the underlying assumptions prove incorrect, actual results and plans could differ materially from the results implied by any forward-looking statements. There may be additional risks that we presently do not know or that we currently believe are immaterial that could also cause actual results to differ from those contained in the forward-looking statements.

Part I - Financial Information
Item 1. Financial Statements
Kodiak AI, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values; unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$146,203	$16,709
Accounts receivable	706	1,280
Prepaid expenses and other current assets	4,916	2,260
Total current assets	151,825	20,249
Restricted cash	1,450	1,450
Property and equipment, net	18,796	6,723
Operating lease right-of-use assets	5,742	7,115
Other assets	26	24
Total assets	$177,839	$35,561
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$3,284	$1,372
Accrued expenses and other current liabilities	7,371	11,416
Operating lease liabilities, current	1,849	1,638
Debt, current portion	22,148	16,792
Total current liabilities	34,652	31,218
Debt, net of current portion	1,083	17,574
Second lien loans	10,423	—
Simple agreements for future equity	—	59,301
Operating lease liabilities, noncurrent	4,143	5,723
Common stock warrants	123,328	—
Redeemable convertible preferred stock warrant liabilities	—	1,619
Other liabilities	528	313
Total liabilities	174,157	115,748
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock
Series A cumulative redeemable convertible preferred stock, par value $0.0001; 20,000 and no shares authorized as of September 30, 2025 and December 31, 2024, respectively; 142 and no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	223,185	—
Redeemable convertible preferred stock, par value $0.0001; no and 98,127 shares authorized as of September 30, 2025 and December 31, 2024, respectively; no and 62,240 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	170,648
Stockholders’ deficit:

Common stock, $0.0001 par value; 1,980,000 and 265,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 174,957[1] and 58,057 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	17	6
Additional paid-in capital	560,470	17,303
Accumulated deficit	(779,990)	(268,144)
Total stockholders’ deficit	(219,503)	(250,835)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$177,839	$35,561
________________________
[1] Excludes 6,250,000 shares legally issued and outstanding related to sponsor earn out securities (see Note 3).
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak AI, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$770	$400	$2,744	$1,227
Operating expenses:
Research and development	13,452	10,431	35,804	29,293
General and administrative	9,177	5,149	21,463	15,677
Truck and freight operations	6,627	2,094	16,102	5,996
Sales and marketing	1,483	934	3,290	2,520
Total operating expenses	30,739	18,608	76,659	53,486
Loss from operations	(29,969)	(18,208)	(73,915)	(52,259)
Other (expenses) income:
Interest expense	(941)	(1,219)	(3,365)	(3,760)
Interest income and other, net	(3,018)	176	(2,555)	595
Loss on issuance of Series A cumulative redeemable convertible preferred stock	(84,174)	—	(84,174)	—
Loss on issuance of common stock	(3,220)	—	(3,220)	—
Loss on issuance of common stock warrants	(123,328)	—	(123,328)	—
Change in fair value of second lien loans	(21,784)	—	(23,938)	—
Change in fair value of simple agreements for future equity	2,473	—	(190,075)	—
Change in fair value of redeemable convertible preferred stock warrant liabilities	(5,974)	107	(7,272)	321
Total other expenses, net	(239,966)	(936)	(437,927)	(2,844)
Net loss before income taxes	(269,935)	(19,144)	(511,842)	(55,103)
Income taxes	—	—	(4)	(4)
Net loss and comprehensive loss	$(269,935)	$(19,144)	$(511,846)	$(55,107)

Net loss per common share, basic and diluted	$(3.89)	$(0.33)	$(8.13)	$(0.94)
Weighted-average common shares outstanding, basic and diluted	69,405	58,398	62,978	58,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak AI, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(In thousands; unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	93,963	$170,648	87,646	$—	$17,309	$(268,144)	$(250,835)
Reverse recapitalization	(31,723)	—	(29,589)	6	(6)	—	—
Balance as of December 31, 2024	62,240	$170,648	58,057	$6	$17,303	$(268,144)	$(250,835)
Issuance of common stock upon exercise of common stock warrants	—	—	17	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	942	—	508	—	508
Stock-based compensation	—	—	—	—	1,878	—	1,878
Net loss	—	—	—	—	—	(128,185)	(128,185)
Balance as of March 31, 2025	62,240	$170,648	59,016	$6	$19,689	$(396,329)	$(376,634)
Issuance of common stock upon exercise of stock options	—	—	726	—	428	—	428
Stock-based compensation	—	—	—	—	3,013	—	3,013
Net loss	—	—	—	—	—	(113,726)	(113,726)
Balance as of June 30, 2025	62,240	$170,648	59,742	$6	$23,130	$(510,055)	$(486,919)
Conversion of redeemable convertible preferred stock in connection with reverse recapitalization	(62,240)	(170,648)	62,240	6	170,642	—	170,648
Reverse recapitalization transaction, net of transaction costs[1]	—	—	52,513	5	361,168	—	361,173
Series A redeemable convertible preferred stock issued in connection with reverse recapitalization, net	142	223,185	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	462	—	285	—	285
Stock-based compensation	—	—	—	—	5,245	—	5,245
Net loss	—	—	—	—		(269,935)	(269,935)
Balance as of September 30, 2025	142	$223,185	174,957	$17	$560,470	$(779,990)	$(219,503)

[1] Excludes 6,250,000 shares legally issued and outstanding related to sponsor earn out securities (see Note 3).
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak AI, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit (continued)
(In thousands; unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	93,963	$170,648	87,222	$—	$11,587	$(198,685)	$(187,098)
Reverse recapitalization	(31,723)	—	(29,446)	6	(6)	—	—
Balance as of December 31, 2023	62,240	$170,648	57,776	$6	11,581	$(198,685)	$(187,098)
Issuance of common stock upon exercise of stock options	—	—	21	—	13	—	13
Stock-based compensation	—	—	—	—	1,122	—	1,122
Net loss	—	—	—	—	—	(17,998)	(17,998)
Balance as of March 31, 2024	62,240	$170,648	57,797	$6	$12,716	$(216,683)	$(203,961)
Issuance of common stock upon exercise of stock options	—	—	15	—	10	—	10
Stock-based compensation	—	—	—	—	1,149	—	1,149
Net loss	—	—	—	—	—	(17,965)	(17,965)
Balance as of June 30, 2024	62,240	$170,648	57,812	$6	$13,875	$(234,648)	$(220,767)
Issuance of common stock upon exercise of stock options	—	—	43	—	21	—	21
Stock-based compensation	—	—	—	—	1,718	—	1,718
Net loss	—	—	—	—	—	(19,144)	(19,144)
Balance as of September 30, 2024	62,240	$170,648	57,855	$6	$15,614	$(253,792)	$(238,172)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak AI, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands; unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(511,846)	$(55,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,124	3,619
Stock-based compensation	10,136	3,989
Non-cash lease expense	1,372	1,698
Transaction costs allocated to common stock warrants	3,223	—
Change in fair value of second lien loans	23,938	—
Change in fair value of simple agreements for future equity	190,075	—
Change in fair value of redeemable convertible preferred stock warrant liabilities	7,272	(321)
Loss on issuance of common stock	3,220	—
Loss on issuance of Series A cumulative redeemable convertible preferred stock	84,174	—
Loss on issuance of common stock warrants	123,328	—
Non-cash interest expense	641	301
Loss on disposal of property and equipment	130	—
Changes in operating assets and liabilities:
Accounts receivable	574	57
Prepaid expenses and other current assets	(2,596)	(3,369)
Other assets	—	276
Accounts payable	(239)	(181)
Accrued expenses and other current liabilities	(4,589)	14,398
Operating lease liabilities	(1,369)	(1,627)
Other liabilities	216	43
Net cash used in operating activities	(70,216)	(36,224)
Investing activities:
Purchases of property and equipment	(11,881)	(753)
Payment of deposits	—	(20)
Net cash used in investing activities	(11,881)	(773)
Financing activities:
Repayment of debt	(11,776)	(1,665)
Proceeds from issuance of second lien loans	43,865	—
Proceeds from issuance of simple agreements for future equity	23,660	44,054
Proceeds from issuance of the Series A cumulative redeemable convertible preferred stock	145,000	—
Proceeds from the reverse recapitalization, net of transaction costs	26,239	—
Proceeds from exercise of stock options	1,221	44
Payments for deferred offering costs	(16,618)	—
Net cash provided by financing activities	211,591	42,433
Net change in cash and cash equivalents and restricted cash	129,494	5,436
Cash and cash equivalents and restricted cash at beginning of period	18,159	29,206
Cash and cash equivalents and restricted cash at end of period	$147,653	$34,642
Components of cash and restricted cash at period end:
Cash and cash equivalents	$146,203	$33,192
Restricted cash	1,450	1,450
Total cash and cash equivalents and restricted cash	$147,653	$34,642
Supplemental disclosure of cash activities:
Cash paid for interest	$2,733	$3,467
Cash paid for income taxes	$—	$3
Supplemental disclosure of non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$2,947	$60
Conversion of simple agreements for future equity into common stock in connection with reverse recapitalization	$263,036	$—
Conversion of legacy redeemable preferred stock into common stock in connection with reverse recapitalization	$170,648	$—
Conversion of second lien loans into common stock in connection with reverse recapitalization	$67,379	$—
Settlement of transaction costs in common stock in connection with reverse recapitalization	$12,500	$—
Exchange of simple agreements for future equity for second lien loan	$10,000	$—
Net exercise of warrants in connection with reverse recapitalization	$8,891	$—
Issuance of non-redemption common stock in connection with reverse recapitalization	$3,220	$—
Liabilities assumed from reverse recapitalization	$31	$—
Deferred offering costs related to reverse recapitalization included in accrued liabilities	$159	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1. Description of Business
Overview
Kodiak AI, Inc. and its wholly owned subsidiary (the “Company” or “Kodiak”), headquartered in Mountain View, California, is a provider of artificial intelligence (“AI”)-powered autonomous vehicle technology. This technology addresses the needs of the long-haul trucking, industrial trucking, and defense industries. The Company’s core offering, the Kodiak Driver, is a single-platform virtual driver that combines advanced AI software with modular hardware for customer deployments. All Company operations are conducted in the United States.
The Company was originally incorporated in the Cayman Islands as an exempted company on March 15, 2021 under the name Ares Acquisition Corporation II (“AACT”). AACT was created as a special purpose acquisition company with the purpose of effecting a merger or similar transaction with one or more businesses.
As contemplated by a definitive business combination agreement dated April 14, 2025 (the “BCA”), Kodiak consummated the merger transaction (the “Merger”) on September 24, 2025 (the “Closing Date” or “Closing”), whereby AAC II Merger Sub, Inc. (“Merger Sub”), a direct wholly owned subsidiary of AACT, merged with and into Kodiak Robotics, Inc. (“Legacy Kodiak”), a Delaware corporation. In connection with the Merger, AACT domesticated as a Delaware corporation and changed its name to Kodiak AI, Inc.
The Merger was accounted for as a reverse recapitalization, with Legacy Kodiak being the accounting acquirer and AACT the acquired company for accounting purposes. As a result of the Merger, all historical financial information presented in the unaudited condensed consolidated financial statements represent the accounts of Legacy Kodiak. Pursuant to the BCA, the share and per share amounts prior to the Closing have been retroactively converted as shares reflecting the per share merger consideration established in the Closing.
The Company’s common stock is listed on the Nasdaq under the symbol “KDK,” and the Company’s warrants to purchase shares of common stock are listed on the Nasdaq under the symbol “KDKRW.”
Liquidity and Going Concern
The Company has incurred recurring net losses and negative cash flows from operations since inception and, as of September 30, 2025, had an accumulated deficit of $780.0 million. As of September 30, 2025, the Company had cash and cash equivalents of $146.2 million and debt, current portion of $22.1 million. The Company expects to incur additional losses and increased expenses in future periods as it continues to scale its business, invest in research and development efforts, increase employee headcount, and incur other expenses commonly associated with being a public company.
The Company's future capital requirements are influenced by the rate of adoption of its Kodiak Driver and Driver-as-a-Service (“DaaS”) model, launched in December 2024, as well as associated revenue growth, operating expenses, and research and development activities. To support its operating plan, management expects to seek additional funding through debt or equity offerings. If additional capital is not obtained, management may need to modify its operational plan by reducing research and development initiatives and lowering growth expectations. These factors in the aggregate raise substantial doubt regarding the Company’s ability to continue as a going concern for at least one year after the filing date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The interim condensed consolidated balance sheet as of September 30, 2025, and the interim condensed consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the three and nine months ended September 30, 2025 and 2024, are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results for the three and nine months ended September 30, 2025, are not necessarily indicative of results to be expected for the year ending December 31, 2025, or any other future interim or annual period. The condensed consolidated balance sheet as of December 31, 2024, included herein was derived from the audited financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements incorporated by reference into the Company’s Form 8-K filed with the SEC on September 30, 2025.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for the judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. These judgments, estimates, and assumptions relate to, among other things, the estimated useful lives of property and equipment, the assessment of impairment of long-lived assets, the fair value of redeemable convertible preferred stock warrants (prior to the reverse recapitalization), the fair value of each simple agreement for future equity (“SAFE”) (prior to the reverse recapitalization), the fair value of the Company’s common stock (prior to the reverse recapitalization), the fair value of the Company’s common stock warrants, the measurement of stock-based compensation, the determination of the incremental borrowing rate for operating lease liabilities, the evaluation of uncertain tax positions, and the assessment of the valuation allowance for deferred tax assets. Actual results may differ from these estimates.
Concentration of Risks
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash deposited in accounts at several financial institutions that may exceed the Federal Deposit Insurance Corporation’s insurance limit. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents and restricted cash to the extent recorded on the balance sheets of such financial institutions. The Company believes it is not exposed to significant credit risk due to the financial position of the financial institutions in which those deposits are held.
The Company is also subject to credit risk from its accounts receivable and does not require any collateral. As of September 30, 2025 and December 31, 2024, the Company’s balance of accounts receivable was $0.7 million and $1.3 million, respectively. Customers that represented 10% or greater of the Company’s accounts receivable balance were as follows as of the periods presented:

	September 30, 2025	December 31, 2024
Customer A	—%	78%
Customer B	83%	—%

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Customers with 10% or greater of the Company’s revenue for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	—%	—%	36%	—%
Customer B	68%	—%	34%	—%
Customer C	—%	28%	—%	37%
Customer D	—%	18%	—%	18%
Customer E	—%	18%	—%	17%
Customer F	—%	11%	—%	10%
Customer G	—%	13%	—%	—%
Customer H	—%	12%	—%	—%
Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company measures fair value by maximizing the use of observable inputs, where available, and minimizing the use of unobservable inputs. Financial assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized in the fair value hierarchy based upon the lowest level of input that is significant to the fair value as follows:
•Level 1—Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
•Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable inputs for similar assets or liabilities. These include quoted prices for identical or similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value of the instrument.
Warrants and Earn Out Securities
The Company classifies contracts in it's own equity that do not meet the indexation guidance as liabilities. As of the end of each reporting period, such liability classified instruments are remeasured, with changes in fair value during the reporting period recognized within the condensed consolidated statements of operations and comprehensive loss until the earlier of exercise, settlement, or expiration. The Company classifies contracts in equity that meet the indexation and equity classification guidance as a component of stockholders' deficit and such instruments are not subject to fair value remeasurements.
The Company’s publicly traded common stock warrants, privately placed common stock warrants, and warrants assumed from Legacy Kodiak's redeemable convertible preferred stock in connection with the Merger, Kodiak Earn Out Securities and Sponsor Earn Out Securities (each as defined in Note 3) are equity-classified instruments indexed to the Company’s own equity. The Company’s PIPE Warrants and NRA Warrants (each as defined in Note 3) are liability-classified instruments not indexed to the Company’s own equity. Certain Legacy Kodiak warrants to purchase redeemable convertible preferred stock were also liability classified instruments prior to being exercised and settled in connection with the reverse recapitalization.

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Second Lien Loans
The Company elected the fair value option to account for its second lien loans, which were recorded at their estimated fair value at issuance and each subsequent balance date. Changes in estimated fair value were recognized as a component of other (expenses) income in the Company’s condensed consolidated statements of operations and comprehensive loss until settlement in connection with the reverse recapitalization.
Simple Agreements for Future Equity
The Company accounted for the contractual obligation under its SAFEs to issue a variable number of shares as a liability stated at fair value based on the expected value of shares to be issued in the future to settle the obligation with changes in fair value recognized as a component of other (expenses) income in the Company’s condensed consolidated statements of operations and comprehensive loss until settlement in connection with the reverse recapitalization.
Revenue Recognition
The Company generates revenues from: (i) providing DaaS to customers; (ii) delivering freight via Kodiak-owned autonomous trucks powered by the Kodiak Driver; and (iii) providing ground autonomy solutions to the U.S. Army. The Company recognizes revenue when customers obtain control of promised goods or services in an amount that reflects the consideration the Company expects to receive for those goods or services. The Company applies the following five-step revenue recognition model in accounting for its revenue arrangements:
•identification of a contract with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when or as the performance obligations are satisfied.
DaaS
Beginning in December 2024, the Company began recognizing revenue on a per-vehicle fee under its DaaS business model.
Under its DaaS model, the Company supplies self-driving technology consisting of a highly integrated bundle of goods and services that represents a single combined output for which the customer has contracted. This single combined output is made up of both hardware and software, together with ongoing support services, including regular software updates, systems integrations and operational support, including remote monitoring and on-site support. These promises are accounted for as if they were a single performance obligation, as they are delivered to the customer concurrently over the same period of time. Revenue for DaaS arrangements is recognized over time on a ratable basis over the contract term, which is expected to be for a duration of three to four years. Fees are generally billed monthly and are typically on 30-day payment terms.
Freight Delivery
The Company’s freight delivery revenues are generated from providing freight transportation services to customers in the commercial sector utilizing Company-owned autonomous trucks powered by the Kodiak Driver. The Company generates revenues based on number of paid miles and rate-per-mile fees primarily determined by local market dynamics, which fees are generally billed upon delivery and are typically on 30-day payment terms.
Customer contracts have a single performance obligation to transport commercial freight to an agreed upon destination. This performance obligation is satisfied over time as freight delivery is performed, which typically occurs within one day.
Ground Autonomy Solutions
The Company provides ground autonomy solutions to a single customer in defense. Services under these contracts relate to the demonstration of specific capabilities of autonomous driving solutions for military vehicles. Each contract is separately agreed with no interdependencies with respect to pricing, promises or objectives and accounted for as separate

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
arrangements. Each contract has a specified deliverable(s) that represents a single (or combined) performance obligation with the transfer of the significant risks and rewards of ownership occurring upon acceptance of the final deliverable(s) within each contract. The contracts have fixed fees that are invoiced on an agreed upon billing schedule on payment terms in accordance with the Prompt Payment Act.
Control is transferred at a point in time and revenue is recognized upon completion and customer acceptance of each contract’s deliverable(s).
Contract Assets and Contract Liabilities
A contract asset represents amounts that are unbilled due to agreed-upon contractual terms in which billing occurs subsequent to revenue recognition.
A contract liability represents amounts that have been invoiced to the customer for which the Company has the right to invoice (and for which payment was received) but has not been recognized as revenues because the related products or services have not been transferred to the customer. Such amounts are recognized in revenues as performance obligations are met.
Practical Expedients and Policy Elections
Significant financing component: The promised amount of consideration is not adjusted for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
Taxes collected on behalf of the customers: The Company excludes from the measurement of the transaction price all taxes assessed by governmental authorities when these taxes are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer.
Disclosure of remaining performance obligations: The Company does not disclose remaining performance obligations for contracts that have an original expected duration of one year or less.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS” Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards using private company timelines. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires entities to make incremental income tax disclosures on an annual basis. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items meeting a quantitative threshold. The amendments also require disclosure of income taxes paid to be disaggregated by jurisdiction, and the disclosure of income tax expense disaggregated by federal, state, and foreign. The Company adopted ASU 2023-09 on January 1, 2025 for its annual reporting period ending December 31, 2025. The Company expects that ASU 2023-09 will not have a material impact on its annual income tax disclosures.
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810)—Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”), which revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
other acquisition transactions. The Company early adopted ASU 2025-03 on April 1, 2025 on a prospective basis. Legacy Kodiak was determined to be the accounting acquirer (legal acquiree), and AACT was determined to be the accounting acquiree (legal acquirer).
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures (“ASU 2024-03”), which requires entities to provide disaggregated disclosures of certain expense captions presented on the face of the income statement into specific categories within the footnotes to the financial statements to provide enhanced transparency into the nature and function of expenses. ASU 2024-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026, and interim periods within years beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied retrospectively or prospectively. The Company is evaluating adoption timing and the impact ASU 2024-03 will have on its financial statements and related disclosures.
3. Reverse Recapitalization
In connection with the Merger, issued and outstanding shares of Legacy Kodiak common stock (including converted redeemable convertible preferred stock), and warrants and options to purchase Legacy Kodiak common stock were converted into rights to receive shares, warrants, or options of Kodiak at the per share merger consideration of approximately 0.66 (the “Exchange Ratio”) based on the following events contemplated by the BCA and in connection with the Closing:
i.Certain warrants to purchase shares of Legacy Kodiak redeemable convertible preferred stock were net exercised in exchange for shares of Legacy Kodiak redeemable convertible preferred stock;
ii.Legacy Kodiak redeemable convertible preferred stock, including shares resulting from the net exercise of the preferred stock warrants described above, were converted into shares of Legacy Kodiak common stock at a one-for-one conversion rate;
iii.All outstanding SAFEs were converted into shares of Legacy Kodiak common stock;
iv.All second lien loans outstanding at the Closing, excluding the $10.0 million SAFE from an affiliate of AACT that was exchanged for a second lien loan, were converted into shares of Legacy Kodiak common stock;
v.Warrants to purchase shares of Legacy Kodiak common stock were vested in full and net exercised in exchange for shares of Legacy Kodiak common stock;
vi.Legacy Kodiak common stock, including the shares issued as a result of the events described in items ii. through v. above, were converted into shares of Kodiak common stock;
vii.Outstanding options to purchase shares of Legacy Kodiak common stock were exchanged for options to purchase shares of Kodiak common stock; and
viii.Warrants to purchase shares of Legacy Kodiak preferred stock, not net exercised, were assumed by Kodiak and converted into the warrants to purchase shares of Kodiak common stock (the “Assumed Kodiak Warrants”).
Upon the consummation of the Merger, the 5,492,904 publicly held shares of AACT Class A ordinary shares were converted into shares of Kodiak common stock. In connection with the Merger, the Company received proceeds of $171.2 million, consisting of $145.0 million from certain investors (see below) and $26.2 million of cash held in AACT’s trust account after giving effect to redemptions. Legacy Kodiak incurred $32.0 million in transaction costs consisting of banking, legal, and other professional fees, of which $3.2 million was immediately expensed, $6.0 million was recorded as a reduction to the Series A cumulative redeemable convertible preferred stock, and $22.8 million was recorded as reduction to common stock additional paid-in capital.
The Merger was accounted for as a reverse recapitalization. Under this method of accounting, AACT is treated as the acquired company and the Merger is treated as the equivalent of Legacy Kodiak issuing shares for the net assets of AACT,

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
accompanied by a recapitalization. The accounting acquirer was primarily determined based on Legacy Kodiak stockholders having the largest voting interest in Kodiak and the ability to appoint the majority of the members of the board of directors as well as Legacy Kodiak management holding executive management roles in Kodiak and being responsible for the day-to-day operations which are comprised of Legacy Kodiak activities.
The net assets of AACT were recognized at historical cost as of the Closing, with no goodwill or other intangible assets recorded. Operations prior to the merger presented are those of Legacy Kodiak and the accumulated deficit of Legacy Kodiak has been carried forward after the Closing.
Series A Preferred Investment
On September 15, 2025, in connection with a financing transaction related to the Merger, AACT entered into subscription agreements with certain institutional and accredited investors (collectively, the “Preferred Investors”) for an aggregate purchase price of $145.0 million. At the Closing, the Preferred Investors purchased shares of the Company’s Series A cumulative redeemable convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), with a stated value of $1,200 per share (the “Stated Value”). Additionally, the Preferred Investors received warrants to purchase 125% of the shares of the Company’s common stock issuable upon conversion of the Series A Preferred Stock as of the Closing Date, at an exercise price of $12.00 per share (the “PIPE Warrants”). At the Closing, the Company issued an aggregate of 142,155 shares of the Series A Preferred Stock and an aggregate of 17,769,375 PIPE Warrants to purchase shares of its common stock to the Preferred Investors, for total gross proceeds of $145.0 million (see Note 10).
Non-Redemption Agreements
On September 22, 2025, AACT and Legacy Kodiak entered into non-redemption agreements (the “NRA”) with certain unaffiliated third-party holders of AACT Class A ordinary shares (the “Non-Redemption Investors”). The Non-Redemption Investors agreed not to redeem, or to rescind their redemption requests for, an aggregate of 3,319,712 AACT Class A ordinary shares. The Company agreed to issue to the Non-Redemption Investors, for no additional consideration, either (i) warrants to purchase shares of Kodiak common stock at an exercise price of $12.00 per share (the “NRA Warrants”) or (ii) shares of Kodiak common stock (the “NRA Shares”). At the Closing, the Company issued NRA Warrants to purchase 7,606,666 shares of its common stock (see Note 9) and 368,028 NRA Shares. As the NRA Shares and NRA Warrants represented a nonreciprocal transfer of value to certain AACT equity holders, their fair values — $3.2 million for the NRA Shares and $37.0 million for NRA Warrants — were expensed and recorded under loss on issuance of common stock and loss on issuance of common stock warrants, respectively, in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025.
Public Warrants and Private Placement Warrants
Each of the then issued and outstanding 24,999,987 redeemable warrants of AACT automatically converted at the Closing into a redeemable warrant to purchase one share of Kodiak common stock (the “Public Warrants”). Additionally, each of the then issued and outstanding 14,300,000 private placement warrants of AACT automatically converted at the Closing into a warrant to purchase one share of Kodiak common stock (the “Private Placement Warrants”) (see Note 11).
Sponsor Earn Out Securities
In connection with the Closing, 12,500,000 Class A ordinary shares of AACT held by Ares Acquisition Holdings II LP (the “AACT Sponsor”), were converted into 12,500,000 shares of Kodiak common stock. Of these, 6,250,000 shares vested and became outstanding upon the Closing, while the remaining 6,250,000 shares (the “Sponsor Earn Out Securities”) are subject to vesting conditions.
The Sponsor Earn Out Securities will vest upon the achievement of a volume-weighted average closing price of Kodiak common stock equal to or greater than $18.00 per share, subject to adjustments as set forth in the BCA (the “Triggering Event I Threshold”), for at least 20 trading days within any 30 consecutive trading-day period during the four-year period commencing September 24, 2025 (the “Earn Out Period”).
If a change of control occurs during the Earn Out Period that results in the holders of Kodiak common stock receiving a per share price equal to or greater than the Triggering Event I Threshold, the Sponsor Earn Out Securities will immediately

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
vest as of the consummation of such change of control. The Sponsor Earn Out Securities are equity-classified instruments because the triggering event is an exercise contingency and not a settlement condition such that they are indexed to the Company's own common stock.
Advisor Shares
The Company issued 1,091,519 shares of common stock (the “Legacy Kodiak Advisor Shares”) at the Closing to an advisor of Legacy Kodiak in a private placement in satisfaction of $12.5 million of fees payable to such advisor in respect of services provided in connection with the Merger.
The number of shares of Kodiak common stock issued and outstanding following the consummation of the Merger and as of September 30, 2025 was as follows (in thousands):

Shares
AACT public shares	49,360
Less: redemptions of AACT public shares	(43,867)
AACT public shares, net of redemptions	5,493
AACT Sponsor shares outstanding	6,250
Total shares of AACT common stock outstanding prior to the Merger	11,743
Legacy Kodiak common stock	161,754
NRA Shares	368
Legacy Kodiak Advisor Shares	1,092
Total Kodiak common stock outstanding subsequent to the Merger	174,957
Earn Out Securities
As part of the Merger, immediately prior to the Closing, Legacy Kodiak security holders became eligible to receive, on a pro rata basis, 74,998,317 shares of Kodiak common stock and restricted stock units (“RSUs”) (collectively, the “Earn Out Securities”), which will be issued or vest, as applicable, upon achievement of specified stock-price-based milestones during the Earn Out Period, and, additionally in the case of the RSUs, upon satisfaction of service-based vesting conditions from the Closing to the date of each triggering event, as discussed below. The Earn Out Securities are divided into three equal tranches:
i.24,999,439 Earn Out Securities that vest or are issued upon satisfaction of Triggering Event I (the volume weighted average closing sale price (“VWAP”) of Kodiak common stock equal to or greater than $18.00 per share for at least 20 out of 30 consecutive trading days, subject to adjustments provided in the BCA);
ii.24,999,439 Earn Out Securities that vest or are issued upon satisfaction of Triggering Event II (VWAP ≥ $23.00 for at least 20 out of 30 consecutive trading days, subject to adjustments); and
iii.24,999,439 Earn Out Securities that vest or are issued upon satisfaction of Triggering Event III (VWAP ≥ $28.00 for at least 20 out of 30 consecutive trading days, subject to adjustments).
In the event of a change of control during the Earn-Out Period that results in a per-share price for Kodiak common stock equal to or in excess of a triggering event threshold, the corresponding Triggering Event will be deemed to have occurred and the related Earn Out Securities shall be issued or vest immediately prior to the consummation of the change of control. Once issued after the triggering event, which is an exercise contingency and not a settlement condition, the Earn Out Securities are equity-classified instruments because they are indexed to the Company's own common stock. As of September 30, 2025, the Company had not met any of the triggering events.

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4. Fair Value Measurements
The carrying amounts of the Company’s financial instruments, including accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities and the current portion of operating lease liabilities approximate their fair value due to the short-term nature of those instruments. The Company elected the fair value option for the second lien loans. The fair value of the Company’s other borrowings approximates their carrying value, or amortized cost, due to the short-term nature of the obligations or the relevant prevailing market rate of interest.
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
PIPE Warrants	$—	$—	$86,359	$86,359
NRA Warrants	—	—	36,968	36,968
Second lien loan	—	—	10,423	10,423
Total liabilities measured at fair value	$—	$—	$133,750	$133,750

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$9,439	$—	$—	$9,439
Total assets measured at fair value	$9,439	$—	$—	$9,439
Liabilities
SAFEs	$—	$—	$59,301	$59,301
Redeemable convertible preferred stock warrant liabilities	—	—	1,619	1,619
Total liabilities measured at fair value	$—	$—	$60,920	$60,920
The Company did not have any assets measured at fair value fair on a recurring basis as of September 30, 2025. The Company’s money market funds as of December 31, 2024 were highly liquid and actively traded marketable securities that generally transacted at a stable $1.00 net asset value representing its estimated fair value.
The Company measures its warrant liabilities (see Note 9), second lien loans (see Note 6) and SAFEs (see Note 7) at fair value based on significant inputs not observable in the market and therefore represent Level 3 inputs.
The valuations of the warrant liabilities, second lien loans, and future equity obligations use assumptions and estimates the Company believes would be made by a market participant in making the same valuation. Changes in the fair value of these instruments were recognized in other (expenses) income in the Company’s condensed consolidated statements of operations and comprehensive loss.
Warrant Liabilities - PIPE Warrants and NRA Warrants
The Company determined the fair value of each of its PIPE Warrants and NRA Warrants using a Monte Carlo simulation model, applying the following key assumptions as of the issuance date on September 24, 2025: a risk-free rate of 3.8% and volatility of 55.0%. Upon issuance, the fair values of the PIPE Warrants and NRA Warrants were recorded under loss on issuance of common stock warrants in the condensed consolidated statements of operations and comprehensive loss. Given the short period between the issuance date and September 30, 2025, and the absence of significant changes in the key

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
valuation assumptions, the Company concluded that there was no material change in the fair value of the PIPE Warrants and NRA Warrants as of September 30, 2025.
Second Lien Loans
At the Closing, all then outstanding second lien loans, excluding the $10.0 million SAFE from an affiliate of AACT that was exchanged for a second lien loan, were converted into Kodiak common stock (see Note 6). Immediately prior to such conversion, the aggregate principal amount of the second lien loans that converted was $43.9 million and had an estimated fair value of $67.4 million, which was determined based on the opening price of the Company's common stock on the first day of trading following the consummation of the Merger.
The Company determined the fair value of the outstanding second lien loans with a principal amount of $10.0 million using a pay-off-to-maturity method, with an implied discount rate of 22.0% as the key valuation assumption as of September 30, 2025.
Simple Agreements for Future Equity
At the Closing, all outstanding SAFEs were converted into shares of Kodiak common stock (see Note 7). Immediately prior to such conversion, the SAFE obligations were remeasured to a fair value of $263.0 million, which was determined based on the opening price of the Company's common stock on the first day of trading following the consummation of the Merger. Accordingly, no SAFEs remained outstanding as of September 30, 2025.
Legacy Kodiak Warrant Liabilities - Redeemable Convertible Preferred Stock Warrants
At the Closing, certain redeemable convertible preferred stock warrants were automatically net exercised (see Note 9). The remaining outstanding redeemable convertible preferred stock warrants were assumed by Kodiak to become warrants to purchase shares of its common stock, which were remeasured to fair value on the Closing Date and reclassified to equity as they met the conditions for equity classification (see Note 11). The Company determined the fair value of its redeemable convertible preferred stock warrants as of the Closing Date by using a Black-Scholes option-pricing model with key assumptions as follows: exercise price range of $0.01 to $3.54, expected term range of 0.0 years to 4.8 years, risk-free rate range of 3.6% to 3.9% and volatility of 55.0%.
Fair Value Remeasurement
The following table summarizes changes in the estimated fair values of these liabilities (in thousands):

	Second Lien Loans	SAFE	Legacy Kodiak Redeemable Convertible Preferred Stock Warrants
Balance as of December 31, 2024	$—	$59,301	$1,619
Issuance of second lien loans	43,865	—	—
Issuance of SAFEs	—	23,660	—
Exchange of SAFE for second lien loan	10,000	(10,000)	—
Reclassification of Assumed Kodiak Warrants	—	—	(3,842)
Fair value remeasurement	23,938	190,075	7,272
Settlement via conversion or exercise	(67,380)	(263,036)	(5,049)
Balance as of September 30, 2025	$10,423	$—	$—

Balance as of December 31, 2023	$—	$10,000	$2,045
Issuance of SAFEs	—	44,054	—
Fair value remeasurement	—	—	(321)
Balance as of September 30, 2024	$—	$54,054	$1,724

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses and other receivables	$4,516	$1,610
Payroll tax credit receivable	400	650
Total prepaid expenses and other current assets	$4,916	$2,260
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Leasehold improvements	$7,317	$7,261
Vehicles	6,868	6,331
Technology infrastructure	3,192	2,912
Equipment	9,477	2,524
Other	793	694
Total property and equipment	27,647	19,722
Less: accumulated depreciation	(16,096)	(13,980)
Construction in progress	7,245	981
Total property and equipment, net	$18,796	$6,723
Depreciation and amortization expense was $0.9 million and $2.1 million for the three and nine months ended September 30, 2025, respectively, and $1.2 million and $3.6 million for the three and nine months ended September 30, 2024, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued bonus	$3,242	$8,800
Accrued payroll and related expenses	1,098	1,460
Other current liabilities and accrued expenses	2,951	1,156
Deferred revenue	80	—
Total accrued expenses and other current liabilities	$7,371	$11,416
6. Debt
Second Lien Loans
Concurrent with the execution of the BCA in April 2025, the Company entered into a Second Lien Loan and Security Agreement, which was subsequently amended to extend the deadline to fund the delayed draw second lien loans and to include additional investors. Under the Second Lien Loan and Security Agreement, certain institutional and accredited investors committed to providing bridge financing in the form of secured convertible notes. Prior to the Closing, $53.9 million had been funded, including $20.0 million from an affiliate of AACT, an aggregate of $12.4 million from a vehicle

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
controlled by a board member of the Company and a vehicle owned by certain Ares employees in which a former officer and former director of AACT was invested, $10.0 million from the exchange of a SAFE from an affiliate of AACT (the “Exchanged SAFE”) (see Note 7), and $5.0 million from an affiliate of one of the Company’s board members. Following the Closing, a former officer of AACT became a board member of the Company.
At the Closing, second lien loans in an aggregate principal amount of $43.9 million and with a fair value of $67.4 million (see Note 4), automatically converted into 7,700,557 shares of Kodiak common stock based on the agreed upon conversion price of $6.00 per share. The $10.0 million in principal from the Exchanged SAFE remained outstanding as of September 30, 2025, with a fair value of $10.4 million and a maturity date of October 1, 2026.
The second lien loans bear interest at an interest rate per annum equal to the prime rate plus 9.00%, subject to a minimum rate of 13.75%. Interest accrues on the first business day of each month, and is capitalized and included in the principal balance due at maturity. The interest rate was 16.25% as of September 30, 2025.
Promissory Notes
The Company was obligated to reimburse 50% of the monthly contributions made by the Sponsor to AACT’s trust account as well as certain transaction costs incurred by AACT pursuant to the BCA. From April through August 2025, the Company issued secured promissory notes with respect to its reimbursement obligations to AACT and the Sponsor, which were secured under the Second Lien Loan and Security Agreement. The promissory notes did not bear any interest (other than the default rate in accordance with the Second Lien Loan and Security Agreement).
At the Closing, the aggregate outstanding principal amount of the promissory notes was $4.9 million, which was paid in full. No promissory notes remained outstanding as of September 30, 2025.
2022 Credit Facility
In September 2022, the Company entered into a venture loan and security agreement (the “2022 Credit Facility”) with a financial institution to borrow secured term loans of up to an aggregate principal amount of $30.0 million. The Company drew the full amount available under the 2022 Credit Facility upon execution. The proceeds were primarily used to settle outstanding obligations with another lender. Borrowings under the 2022 Credit Facility were initially secured by substantially all of the assets of the Company, excluding the Company’s intellectual property and certain of the Company's other assets. The 2022 Credit Facility contains customary representations and warranties, non-financial covenants and customary events of default. The Company was in compliance with its covenants as of September 30, 2025. The 2022 Credit Facility was amended in June 2024 to revise the repayment schedule, delay principal payments from November 1, 2024 to April 1, 2025, which was accounted for as a modification, and include certain of the Company's intellectual property as collateral. The 2022 Credit Facility was further amended in February 2025 to permit the transaction as contemplated by the BCA (see Note 1). On September 24, 2025, the 2022 Credit Facility was further amended to (i) make certain conforming changes to account for the closing of the Merger and (ii) provide for a post-closing period for the joinder of the Company as a co-borrower under the 2022 Credit Facility.
Borrowings under the 2022 Credit Facility mature in April 2026 and provide for interest-only payments up to and including March 1, 2025. Consecutive payments of principal and interest are due beginning on April 1, 2025 once the interest-only period elapses. As of September 30, 2025, the aggregate principal amount outstanding was $20.0 million. The 2022 Credit Facility bears an annual rate of interest that is payable monthly at 5.50% plus the greater of (i) 4.75% and (ii) the prime rate then in effect. The interest rate was 11.75% at inception and 12.75% as of September 30, 2025. In addition, a final aggregate payment fee of $1.2 million is due upon the earlier of prepayment or maturity of the debt. The Company has the option to prepay the entire outstanding balance of the debt subject to a prepayment fee ranging from 1.0% to 3.0% depending on the timing and circumstances of such prepayment.
Total debt issuance costs related to the 2022 Credit Facility of $1.1 million were recorded as a debt discount, which included $0.7 million related to the fair value of warrants to purchase shares of Legacy Kodiak's redeemable convertible preferred stock issued concurrently with the execution of the 2022 Credit Facility, a commitment fee of $0.3 million and other issuance costs of $0.1 million. The debt discount, together with the final payment fee, is recognized as interest expense using the effective interest method.

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2022 Equipment Facility
In July 2022, the Company entered into a financing agreement with a lender to borrow up to $10.0 million as equipment line advances (the “2022 Equipment Facility”) pursuant to which it borrowed at various dates an aggregate principal amount of $8.5 million. Borrowings under the 2022 Equipment Facility are secured by the specific assets that were financed. The 2022 Equipment Facility contains customary representations and warranties, non-financial covenants and customary events of default. The Company was in compliance with its covenants as of September 30, 2025.
Borrowings under the 2022 Equipment Facility mature in March 2028 and repayments of principal and interest are due monthly commencing in the month following each draw. As of September 30, 2025, and December 31, 2024, the aggregate principal amount outstanding was $2.3 million and $4.1 million, respectively. The 2022 Equipment Facility bears an annual interest rate equivalent to a five-year swap plus 3.38% or ranging from approximately 6.0% to 7.0%.
Total debt issuance costs related to the 2022 Equipment Facility of $0.1 million were recorded as a debt discount, which included immaterial amounts related to the fair value of warrants to purchase shares of the Company’s common stock issued concurrently with the execution of the 2022 Equipment Facility and other issuance costs. The debt discount is recognized as interest expense using the effective interest method.
As of September 30, 2025, the Company’s future minimum principal payments under its debt arrangements are as follows (in thousands):

Year Ended December 31,	Second Lien Loans	Other Debt	Total
2025 (remaining three months)	$—	$5,405	$5,405
2026	10,000	17,267	27,267
2027	—	808	808
2028	—	44	44
Total principal debt payments and final payment fee	10,000	23,524	33,524
Less: unamortized debt discount	—	(141)	(141)
Less: unamortized final payment fee	—	(152)	(152)
Less: Debt, current portion	—	(22,148)	(22,148)
Debt, net of current portion	$10,000	$1,083	$11,083
7. Simple Agreements for Future Equity
Prior to the Closing, the Company had entered into SAFEs with various investors that were classified as liabilities on the Company’s condensed consolidated balance sheets and accounted for at fair value, subject to remeasurement each reporting period (see Note 4). Each SAFE had no maturity date, did not bear any interest and provided the investor with the right to convert into a variable number of shares of future equity in the Company at the stated conversion amount, if certain events or conditions were triggered. All such SAFEs converted into 30,061,262 shares of Kodiak common stock on the Closing Date, with a fair value of $263.0 million.
In 2024, the Company entered into SAFEs with several investors for an aggregate purchase amount of $45.2 million (“2024 SAFEs”), including $10.4 million with affiliates of two board members. At the same time, the terms of a SAFE entered into in 2023, with an affiliate of a board member, for an aggregate purchase amount of $10.0 million (“2023 SAFE”) were aligned with the 2024 SAFE terms. Between February and April 2025, the Company entered into SAFEs with certain investors for an aggregate purchase amount of $23.7 million (“2025 SAFEs”), including $10.0 million from an affiliate of AACT and $4.0 million from affiliates of two board members. At the same time, the terms of the 2023 SAFE and 2024 SAFEs were amended to include conversion terms upon a SPAC transaction to align with the 2025 SAFE terms. In addition, in April 2025, the $10.0 million SAFE from an affiliate of AACT was exchanged for a second lien loan pursuant to the terms of such SAFE (see Note 6).

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The fair value of the SAFEs, including changes as a result of the amendments and the exchange for a second lien loan, were recorded in the condensed consolidated statements of operations and comprehensive loss during the periods presented prior to the Closing.
8. Commitments and Contingencies
Litigation
From time to time, the Company may become involved in various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. As of September 30, 2025, the Company was not involved in any legal actions that could have a material effect on the Company’s financial position, results of operations or liquidity.
Purchase Commitments
The Company’s contracts with vendors in the conduct of the normal course of its business are generally terminable with advanced written notice and payment for any products or services received by the Company through the effective time of termination. However, the Company has entered into contracts to purchase services under which non-cancellable future minimum payments as of September 30, 2025, were as follows (in thousands):

Year ended December 31,	Amount
2025 (remaining three months)	$1,968
2026	3,933
2027	3,033
2028	270
2029	131
Total	$9,335
9. Warrant Liabilities
Common Stock Warrant Liabilities
As of September 30, 2025, the Company had the following liability classified warrants to purchase shares of its common stock outstanding (in thousands, except exercise price per share):

	Shares Underlying Warrants	Exercise Price Per Share	Expiration Date
PIPE Warrants	17,769	$12.00	9/24/2031
NRA Warrants	7,607	$12.00	9/24/2031
Total outstanding	25,376
PIPE Warrants
At the Closing, and in connection with a financing transaction (see Note 10), the Company issued PIPE Warrants to purchase shares of its common stock that were immediately exercisable upon issuance. The PIPE Warrants are subject to standard anti-dilution provisions, a reset of the exercise price six and nine months after the Closing Date based on the trailing 45-day VWAP of the Company's stock as well as down-round provisions that provide for adjustments upon the expiration or termination of certain Company securities. As a result of the down-round provisions, which may result in adjustments triggered by events that are not an input into the fair value model, the PIPE Warrants did not meet the requirements for equity classification and were therefore classified as liabilities, subject to remeasurement each reporting period (see Note 4).

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Non-Redemption Agreement Warrants
The NRA Warrants have substantially the same terms as the PIPE Warrants, including the standard anti-dilution provisions, a reset of the exercise price as well as down-round provisions that provide for adjustments upon the expiration or termination of certain Company securities as described above. Similarly, the NRA Warrants did not meet the requirements for equity classification and were therefore classified as liabilities, subject to remeasurement each reporting period (see Note 4).
Legacy Kodiak Warrant Liabilities - Redeemable Convertible Preferred Stock Warrants
At the Closing, certain Legacy Kodiak warrants to purchase shares of redeemable convertible preferred stock that had previously been issued were net settled, resulting in the issuance of 614,799 shares of Kodiak common stock. In addition, certain Legacy Kodiak warrants to purchase shares of redeemable convertible preferred stock were assumed by the Company and became 558,559 shares to purchase its common stock, or the Assumed Kodiak Warrants (see Note 11).
Upon the Closing, the Kodiak Assumed Warrants were remeasured and reclassified to equity as it met the criteria for equity classification.
10. Redeemable Convertible Preferred Stock
Series A Cumulative Redeemable Convertible Preferred Stock
At the Closing, the Company issued an aggregate of 142,155 shares of the Series A Preferred Stock and 17,769,375 freestanding PIPE Warrants for total gross proceeds of $145.0 million (see Note 3). The Company determined the fair value of the Series A Preferred Stock and the PIPE Warrants (see Note 4) at issuance using a Monte Carlo simulation model. The valuation of the Series A Preferred Stock incorporated key assumptions, including a dividend rate of 9.99% (payable in kind), a five-year redemption period, a discount rate of 25%, and a volatility assumption of 55%.
The valuations indicated an aggregate fair value of $315.6 million, consisting of $229.2 million for the Series A Preferred Stock and $86.4 million for the PIPE Warrants. As the aggregate fair value exceeded the $145.0 million of proceeds received, the Company recognized a total loss of $170.6 million, of which $84.2 million was recorded under loss on issuance of Series A cumulative redeemable convertible preferred stock and a loss of $86.4 million was recorded under loss on issuance of common stock warrants in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025.
As it is probable that the Series A Preferred Stock will become redeemable based on the passage of time as the holders may redeem at any time after the 5-year anniversary of the Closing Date, the Series A Preferred Stock was recorded in mezzanine equity in the condensed consolidated balance sheet as of September 30, 2025. The Company elected to record changes in the redemption value as they occur and adjust the carrying amount equal to the redemption amount. As the carrying value of the Series A Preferred Stock of $223.2 million was greater than its redemption value (and liquidation preference) of $170.9 million as of September 30, 2025, no change in redemption value was required to be recorded for the three and nine months ended September 30, 2025.
The significant rights and preferences of the Series A Preferred Stock are as follows:
Dividends
The Series A Preferred Stock accrues dividends daily at an annual rate of 9.99% when dividends are paid in additional shares of preferred stock, or 7.99% when paid in cash. Dividends compound on a semi-annual basis and accumulate whether or not declared. As of September 30, 2025, dividends had accrued from the issuance date through period-end but had not yet been paid or compounded.

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Voting Rights
Holders of Series A Preferred Stock are entitled to vote together with common stock holders as a single class on most matters. Each holder is entitled to a number of votes equal to the number of common shares into which their preferred shares are convertible (i.e., as-converted basis). Additionally, the Company cannot take certain actions, such as liquidating, amending its charter in a way that is materially adverse to the preferred stock, or creating a new senior security, without the approval of a majority of the outstanding Series A Preferred Stock.
Liquidation Preference
Upon any liquidation or deemed liquidation event, holders of the Series A Preferred Stock are entitled to receive, before any distribution to holders of common stock or other junior securities, an amount per share equal to the greater of (i) the original issue price of the preferred stock plus any accumulated and unpaid dividends through the most recent semi-annual dividend date, or (ii) the amount that would have been received if all shares of Series A Preferred Stock had been converted into common stock immediately prior to the liquidation event.
Conversion
Each share of Series A Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder. The number of shares issuable upon conversion is determined by dividing the carrying amount of the preferred share, including any accrued but unpaid dividends, by the applicable conversion price. The initial conversion price is $12.00 per share, subject to adjustment for stock dividends, stock splits, combinations, and similar events, as well as customary anti-dilution provisions. If the trailing 45-day volume-weighted average price of the Company’s common stock is below the then-effective conversion price on the 46th trading day following six months after the Closing Date, the conversion price will be adjusted to the greater of such average price or $8.00. A second adjustment may occur on the 46th trading day following nine months after the Closing Date, reducing the conversion price to the greater of the trailing 45-day volume-weighted average price or $6.00.
Holder Redemption Rights
Holders of Series A Preferred Stock possess a right of redemption that can be exercised at any time after the fifth anniversary of the Closing Date, unless such a distribution is prohibited by applicable law. Upon a request for redemption, the Company is obligated to redeem the shares at a price equal to the original issue price of the preferred stock, plus any accrued and unpaid dividends.
Company Redemption Rights
The Company possesses a right of redemption for the Series A Preferred Stock, which can be exercised at any time, unless prohibited by applicable law. The redemption price varies depending on when the right is exercised: specifically, the price is 150% of the sum of the Stated Value per share and all dividends paid in additional shares of preferred stock, plus any accrued and unpaid dividends, prior to the first anniversary of the Closing Date. This redemption price decreases over time: to 140% from the first to second anniversary, to 130% from the second to third anniversary, to 120% from the third to fourth anniversary, to 110% from the fourth to fifth anniversary, and to 100% after the fifth anniversary of the Closing Date. The price is subject to adjustment for any stock dividends, stock splits, combinations, or other similar recapitalizations involving the Series A Preferred Stock.
Redeemable Convertible Preferred Stock
Immediately prior to the Merger, all shares of issued and outstanding Legacy Kodiak redeemable convertible preferred stock were converted into shares of Legacy Kodiak common stock at a one-for-one conversion rate. At the Closing, these shares of Legacy Kodiak common stock were converted into 62,240,390 shares of Kodiak common stock. As of September 30, 2025, no shares of redeemable convertible preferred stock were issued and outstanding.

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
As of December 31, 2024, Legacy Kodiak’s redeemable convertible preferred stock consisted of the following (in thousands):

	Shares Issued and Outstanding	Carrying Value	Liquidation Preference
Series Seed	4,468	$3,000	$3,000
Series A	16,851	37,537	37,710
Series B-1	13,618	37,716	32,760
Series B-2	27,303	92,395	96,619
Total redeemable convertible preferred stock	62,240	$170,648	$170,089
11. Stockholders’ Deficit
Common Stock
In September 2025, the Company authorized 2,000,000,000 shares, consisting of 1,980,000,000 shares of Kodiak common stock, par value $0.0001 per share, and 20,000,000 shares of Kodiak preferred stock, par value $0.0001 per share. Each share of Kodiak common stock is entitled to one vote.
Common stock reserved for future issuance as of September 30, 2025 was as follows (in thousands).

September 30, 2025
Earn Out Securities	74,998
Common stock warrants[1]	65,235
Outstanding stock options	55,990
Shares available for issuance under equity incentive plan	28,195
Cumulative redeemable convertible preferred stock	14,216
Sponsor Earn Out Securities	6,250
Shares available for issuance under the ESPP	5,639
Total	250,523
____________________
[1] Common stock warrants include both equity-classified and liability-classified warrants (see Note 9).
Equity-Classified Common Stock Warrants
As of September 30, 2025, the Company had the following equity-classified common stock warrants outstanding (in thousands, except exercise price per share):

	Shares Underlying Warrants	Exercise Price Per Share	Expiration Date
Public Warrants	25,000	$11.50	9/24/2030
Private Placement Warrants	14,300	$11.50	9/24/2030
Assumed Kodiak Warrants	559	$2.24	12/31/2028, 6/30/2031
Total outstanding	39,859

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Public and Private Placement Warrants
Public warrants become exercisable on October 24, 2025. The Company may redeem the Public Warrants if the last reported sales price of Kodiak common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company provides notice of redemption to the warrant holders. Redemption may be redeemed only in full, not in part, and requires a minimum of 30 days’ prior written notice. Once exercisable, the Public Warrants may be redeemed by the Company at a redemption price of $0.01 per warrant.
In addition, the warrants contain a down-round protection feature. If the Company issues additional common stock or equity-linked securities for capital-raising purposes at an effective issue price of less than $9.20 per share and certain other conditions are met, the exercise price of the warrants and the $18.00 per-share redemption trigger price will be adjusted. These conditions include the volume-weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummated the Merger (such price, the “Market Value”) being below $9.20 per share. In such event, the exercise price of the warrants will be adjusted from $11.50 per share to 115% of the Market Value, and the $18.00 per-share redemption trigger price will be adjusted to 180% of the Market Value (see Note 17).
The Private Placement Warrants are substantially identical to the Public Warrants, except that they are not transferable, assignable, or salable until 30 days following the Closing, subject to certain limited exceptions. In addition, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable.
The Company may require a cashless exercise of the Public Warrants upon redemption. The exercise price and number of ordinary shares are subject to adjustment for certain corporate events, such as share dividends, recapitalizations, and mergers. The warrants are not adjusted for ordinary shares issued below the exercise price, and the Company is not obligated to net cash settle them. The warrants are equity-classified because they are indexed to the Company’s common stock and the number of ordinary shares issuable upon exercise is not based on a fixed monetary amount.
Assumed Kodiak Warrants
In connection with the Merger, each outstanding and unexercised Legacy Kodiak warrant was converted into an Assumed Kodiak Warrant. Upon the Closing Date, the Assumed Kodiak Warrants were remeasured to fair value and reclassified from liability to equity (see Note 4). The warrants met the conditions for equity classification because they are indexed to the Company's common stock and provide for the issuance of a fixed number of shares upon exercise. The warrants do not contain any mandatory redemption features requiring settlement in cash or other assets.
Legacy Kodiak Common Stock Warrants
The Company issued common stock warrants in connection with entering into advisory and services agreements as well as debt arrangements, which all met the conditions for equity classification. Prior to the Merger, each issued, outstanding and unexercised warrant was net exercised in exchange for shares of Legacy Kodiak common stock in accordance with its contractual terms and was converted into 933,626 shares of Kodiak common stock.
12. Stock-based Compensation
Legacy Kodiak 2018 Equity Incentive Plan
In 2018, the Company adopted its 2018 equity incentive plan (the “2018 Plan”). The Plan provides for the granting of stock-based awards, including stock options and restricted stock to eligible participants, including employees, directors, and service providers. Stock options granted under the 2018 Plan can be in the form of incentive stock options or nonqualified stock options.
2025 Equity Incentive Plan
On September 23, 2025, the Company's stockholders approved and adopted the Kodiak 2025 Equity Incentive Plan (the “2025 EIP”). The 2025 EIP authorizes the issuance of up to 28,195,000 shares of Kodiak common stock, plus up to 56,100,142 additional shares of Kodiak common stock that may become available from awards granted under the 2018 Plan that are forfeited, cancelled, expired, withheld to cover taxes or exercise prices, or otherwise terminated. The 2025

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Plan replaced the 2018 Plan, which expired as to future grants as of the Closing. As of September 30, 2025, no awards were granted under the 2025 EIP.
Beginning in 2026, the 2025 EIP also provides for an annual automatic increase in the share reserve equal to the least of (i) 56,390,000 shares of Kodiak common stock, (ii) 5% of the total number of outstanding shares of Kodiak common stock as of the last day of the preceding fiscal year, or (iii) a lesser number determined by the administrator. Awards that may be granted under the 2025 EIP include stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to employees, directors and consultants of Kodiak and employees and consultants.
2025 Employee Stock Purchase Plan
On September 23, 2025, the Company's stockholders approved and adopted the Kodiak 2025 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes the issuance of shares of Kodiak common stock pursuant to purchase rights granted to eligible employees. Under the ESPP, 5,639,000 shares of Kodiak common stock are reserved for future issuance. The purchase price for each share during an offering period will be the lesser of 85% of the fair market value of the share on the purchase date or 85% of the fair market value of the share on the offering date. The offering dates and purchase dates for the ESPP are determined at the discretion of the Company’s board of directors. As of September 30, 2025, the Company had not commenced its ESPP.
The number of shares available for issuance under the ESPP will automatically increase on the first day of each fiscal year beginning with fiscal year 2026, by the least of (i) 11,280,000 shares of Kodiak common stock, (ii) 1% of the total number of shares of all classes of Kodiak common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as may be determined by the plan administrator prior to the first day of the applicable fiscal year. Shares issued under the ESPP may be authorized but unissued shares or treasury shares.
Stock Option Activity
Stock option activity under the Company’s equity incentive plan was as follows:

	Options Outstanding
	Number of Options (in thousands)	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	49,157	$0.60
Granted	11,308	7.10
Exercised	(2,130)	0.57
Forfeited	(1,902)	1.40
Expired	(443)	0.61
Outstanding as of September 30, 2025	55,990	$1.88	7.4	$553,256
Exercisable as of September 30, 2025	32,050	$0.62	6.3	$357,707
The aggregate intrinsic value in the above table is calculated as the difference between the exercise price of the underlying stock options and the Company’s fair value of its common stock as of the balance sheet date.
As of September 30, 2025, total unrecognized compensation expense related to unvested options was $69.2 million, which the Company expects to recognize over an estimated weighted average period of 2.6 years.

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Stock-based Compensation
Total stock-based compensation recorded in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,228	$1,029	$5,148	$2,518
General and administrative	2,475	421	3,952	988
Truck and freight operations	152	59	329	145
Sales and marketing	390	209	707	338
Total stock-based compensation	$5,245	$1,718	$10,136	$3,989
13. Revenues
The Company’s revenues are primarily derived from (i) providing DaaS to customers, (ii) delivering freight via Kodiak-owned autonomous trucks powered by the Kodiak Driver, and (iii) providing ground autonomy solutions to the U.S. Army. The Company recognizes revenue when customers obtain control of promised services in an amount that reflects the consideration the Company expects to receive for those services.
Disaggregation of Revenues
The Company’s revenues were generated from customers located in the U.S. For the three and nine months ended September 30, 2025, DaaS represented 68% and 34% revenues, while freight delivery represented 32% and 29% of revenues, respectively. Ground autonomy solutions represented 0% and 36% of revenues for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, all revenues were generated from freight delivery.
The Company’s contracts with a duration of one year or more consisted entirely of a DaaS contract as of September 30, 2025. The aggregate amount of the transaction price allocated to unsatisfied performance obligations was $11.0 million as of September 30, 2025, which is expected to be recognized ratably for each DaaS contract and through September 2029.
Contract Balances
As of September 30, 2025 and December 31, 2024, the Company did not have any material amounts related to unbilled receivables or contract assets. The Company's contract liabilities were $0.3 million as of September 30, 2025 and were not material as December 31, 2024. Contract liabilities were included in accrued expenses and other current liabilities and other liabilities on the condensed consolidated balance sheets.
14. Income Taxes
The Company’s income tax expense was immaterial for the three and nine months ended September 30, 2025, and 2024.
The Company’s effective tax rate for the three and nine months ended September 30, 2025 and 2024 was approximately 0%. For the periods presented, the difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain non-deductible items, the absence of current taxable income, and the full valuation allowance on deferred tax assets.

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
15. Net Loss Per Common Share
The following table summarizes the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net loss	$(269,935)	$(19,144)	$(511,846)	$(55,107)
Denominator
Weighted-average common shares outstanding, basic and diluted	69,405	58,398	62,978	58,338
Net loss per common share, basic and diluted	$(3.89)	$(0.33)	$(8.13)	$(0.94)
The following potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	September 30, 2025	September 30, 2024
Common stock warrants	65,235	355
Common stock options	55,990	49,922
Redeemable convertible preferred stock	14,216	62,240
Redeemable convertible preferred stock warrants	—	1,305
Total	135,441	113,822
The 74,998,317 shares and 6,250,000 shares of common stock equivalent subject to the remaining Earn Out Securities and Sponsor Earn Out Securities, respectively, are excluded from the anti-dilutive table above as of September 30, 2025 as the underlying shares remain contingently issuable as the triggering events have not been satisfied.
Excluded from common stock warrants in the anti-dilutive table above as of September 30, 2024 were those warrants with a nominal exercise price, which were included in the computation of basic and diluted net loss per share on the date all necessary conditions were satisfied for issuance, which was from the date any service based vesting conditions were met.

16. Segment
The Company has one operating and reportable segment related to the development of autonomous vehicle technology and related services that can be applied at scale across a broad range of industries and environments. Factors used in determining the reportable segment include the nature of the Company’s activities, the organizational and reporting structure and the type of information reviewed by the CODM, its chief executive officer, to allocate resources and evaluate financial performance. Net loss is the key measure of segment profit and loss that the CODM uses to allocate resources and assess performance. The CODM uses net loss to evaluate the Company’s expenditures and monitor budget-to-actual results. The CODM considers budget-to-actual variances and available cash when making decisions about the allocation of resources across the organization.
Significant expenses within net loss include research and development, general and administrative, truck and freight operations and sales and marketing, which are separately presented on the Company’s condensed consolidated statements of operations and comprehensive loss. The Company’s long-lived assets are located in the United States.
17. Subsequent Events
On October 21, 2025, the Company notified the holders of its Public Warrants and Private Placement Warrants (see Note 11) of the following adjustments as a result of down-round provisions being triggered in connection with the Merger and the Company’s reported sales price of its common stock pursuant to the terms of the agreement (i) an adjustment to the

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
exercise price from $11.50 per share to $9.28 per share of common stock, and (ii) an adjustment of the $18.00 per share redemption trigger to $14.53 per share of common stock. The Market Value was determined to be $8.07 per share. Accordingly, the revised exercise and redemption prices reflect 115% and 180% of the Market Value, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
On September 24, 2025 (the "Closing Date" or "Closing"), Kodiak Robotics, Inc. (“Legacy Kodiak”) and Ares Acquisition Corporation II (“AACT”) consummated the merger transaction (the “Merger”) as contemplated by a definitive business combination agreement (the “BCA”) and AACT changed its name to Kodiak AI, Inc. (the “Company” or “Kodiak”). As a result, the financial statements of Legacy Kodiak are now the financial statements of Kodiak. The following discussion and analysis of the financial condition and results of operations should be read together with our condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, and the related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and Legacy Kodiak's audited financial statements, unaudited condensed financial statements, and the related notes incorporated by reference into the Company’s Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 30, 2025.
Certain information contained in this discussion and analysis is also included elsewhere in this Quarterly Report, including information regarding our business plans and strategy, and includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.
Our investor relations website is located at https://investors.kodiak.ai. We use our investor relations website to post important information for investors, including news releases, analyst presentations, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following press releases, SEC filings and public conference calls and webcasts. From time to time, we may also post information that could be deemed material on our social media channels, which are listed on our investor relations website, and investors are encouraged to review those sources as well. We have included our investor relations website as an inactive textual reference only. Except as specifically incorporated by reference into this Report, information on such website is not part of this Report.
Overview
Kodiak is a leading provider of artificial intelligence (“AI”)-powered autonomous vehicle (“AV”) technology that is addressing the needs of the long-haul trucking, industrial trucking, and defense industries. Our driverless solution can help address the critical problem of safely transporting goods in the face of unprecedented supply chain challenges. We believe that driverless trucks can enhance road safety, improve truck utilization, reduce costs, expand margins for fleet owners, alleviate supply chain pressures and create better jobs for truck drivers.
We serve customers in the long-haul trucking, industrial trucking, and defense industries. In December 2024, we launched our driverless solution, which we refer to as the Kodiak Driver. We believe the launch of the Kodiak Driver represents the first customer-owned and -operated driverless trucks in commercial service. In addition, our customers have utilized Kodiak-owned driverless trucks to deliver revenue generating loads across the southern United States. As of September 30, 2025, Kodiak Driver-powered vehicles have logged over 5,200 Cumulative Hours of Paid Driverless Operations and have delivered over 10,000 loads over 3,000,000 autonomous miles driven. In the defense industry, we believe the Kodiak Driver can support national security initiatives and critical government applications.
We expect to continue to operate using a Driver-as-a-Service (“DaaS”) business model, which launched in December 2024 with our partnership with Atlas Energy Solutions (“Atlas”), under which our customers will be provided with access to the Kodiak Driver on customer-owned and -operated vehicles. Under this model, we generate revenue through either a per-vehicle or per-mile license fee. This flexible approach is designed to align with our customers’ diverse operational models, while building predictable recurring revenue for us. By integrating the Kodiak Driver into customer-owned fleets, we expect to build an asset-light business that scales with our customers’ growth.

Recent Developments
The Merger
On the Closing Date, AACT, a Delaware corporation, consummated a series of transactions that resulted in, among other things, the combination of AAC II Merger Sub, Inc., a wholly owned subsidiary of AACT (“Merger Sub”), and Legacy Kodiak pursuant to a definitive business combination agreement dated April 14, 2025 (the “BCA”). Pursuant to the terms of the BCA, Merger Sub merged with and into Legacy Kodiak, with Legacy Kodiak surviving the merger as a wholly owned subsidiary of AACT (the “Merger”). On the Closing Date, AACT changed its name from AACT to “Kodiak AI, Inc.”
The Merger was accounted for as a reverse recapitalization, with Legacy Kodiak being the accounting acquirer and AACT being the acquired company for financial reporting purposes. As a result, Legacy Kodiak's financial statements for historical periods will be included in Kodiak’s future periodic reports filed with the SEC.
We received $171.2 million cash proceeds from the reverse recapitalization and private investment from public equity financing related to the issuance of our Series A cumulative redeemable convertible preferred stock (the “Series A Preferred Stock”), net of transaction costs.
We will use the net proceeds from the Merger primarily to support our growth initiatives. We also expect to incur additional expenses as a public company for, among other things, incremental directors’ and officers’ liability insurance, director compensation and additional internal and external accounting, legal and administrative resources.
Key Factors Affecting our Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Quarterly Report titled “Risk Factors.”
Evolution of Business Model
Our business model has evolved and will continue to evolve in parallel with the growth of our business. Initially, our revenue was generated by transporting commercial freight using Kodiak-owned autonomous trucks and from our work with the U.S. Army. This approach allowed us to refine the Kodiak Driver, demonstrate commercial viability, grow our customer base and establish a freight network spanning nearly 23,000 miles across the southern United States and demonstrate the viability of the Kodiak Driver across multiple operating domains.
Under our DaaS model, which we launched in December 2024 with Atlas, our customers own and operate Kodiak Driver-powered trucks, and Kodiak provides the autonomy system, regular software updates, systems integrations, remote monitoring and operational and remote support. Under the DaaS model, revenue is generated on a recurring subscription basis, either through a per-vehicle or a per-mile license fee structure, with mileage minimums, where applicable. The DaaS model is designed to scale efficiently, support diverse customer operations, and establish recurring revenue streams while helping minimize our capital expenditures.
As we expand deployments under the DaaS model, we expect a shift in our cost structure to an asset-light business model. Historically, we primarily used Kodiak-owned trucks in our operations. We expect to continue to own and operate a limited fleet of trucks to support the continued development of the Kodiak Driver and continued business development efforts. In the near term, we expect our costs will continue to reflect the use of Kodiak-owned trucks. Over time, we expect customer-owned vehicles will represent a larger share of the deployed fleet, supporting a leaner, more capital-efficient and increasingly asset-light operating model. We also anticipate a shift in capital allocation, moving from an initial focus on technology development toward scaling operations. Future investments will increasingly focus on deployment growth and operational integration. As we grow, we expect to benefit from economies of scale driven by operational efficiencies and continued platform refinement.
Commercialization
We launched our DaaS business in December 2024 with Atlas, and as of September 30, 2025, have surpassed 5,200 Cumulative Hours of Paid Driverless Operations. We anticipate scaling our deployment with Atlas over the course of 2025 and beyond. We are also exploring opportunities among additional customers that operate in remote, unstructured environments similar to the Permian Basin. Like Atlas, these customers face acute driver recruitment issues and 24/7 operational requirements, presenting attractive growth and profitability opportunities. We additionally see an opportunity to expand our work on unimproved roads internationally, in similarly-well suited markets such as Australia and Canada.
We also continue to prepare our long-haul trucking and industrial trucking customers for our DaaS business model through our Partner Deployment Program (“PDP”) as we work to expand our safety case to interstate highways and seek to grow in the over $900 billion U.S. trucking market.1 Inclusive of both our operations with Atlas and with our over-the-road customers, as of September 30, 2025, Kodiak Driver-powered vehicles have delivered over 10,000 loads over 3,000,000 autonomous miles driven. We see our customer base as a competitive advantage with: our existing customer base having an aggregate fleet size of approximately 119,000 trucks.2
We also see increasing tailwinds in the defense market, as defense modernization programs increasingly focus on upgrading vehicle fleets with advanced technologies. The U.S. Department of War (“DoW”) is increasingly prioritizing adapting commercial, off-the-shelf AI technologies for defense purposes, which creates opportunities for dual-use developers like Kodiak. Additionally, allied European nations are ramping up investment in ground vehicles in response to instability in the region.
Kodiak’s ability to achieve our scale goals, as well as profitability, depends on our ability to meet both technical and commercial milestones and the need to scale our deployments with existing customers and attract new customers. Delays in our deployment timelines could result in Kodiak failing to achieve revenue and profitability targets. We intend to pursue additional long-haul trucking, industrial trucking, and defense partnerships as we scale our DaaS business model. If our assumptions about our commercial or technical development are overly optimistic, or if we are unable to successfully commercialize the Kodiak Driver, we may fail to generate operating cash flow or achieve profitability. A failure to meet our technical or commercial milestones may lead to unanticipated delays or cost overruns, which could in turn adversely impact margins and cash flows.
Economies of Scale, Sales and Marketing, & Competition
We believe that our DaaS model, where we charge our customers a per-truck or per-mile license fee, will enable us to achieve strong margin profiles at scale. Our future performance will depend on our ability to both deliver these high margins, including both revenue expansion and cost control measures, as well as scale our deployments beyond Atlas to higher volumes. Our approach allows us to focus on developing our core Kodiak Driver technologies while leveraging third-party ecosystem partnerships to ensure capital efficiency.
As we scale our DaaS model, we aim to transition our customers away from delivering freight on Kodiak-owned and -operated trucks to customer-owned and -operated trucks. We anticipate achieving additional economies of scale as we grow our deployments. We expect that these economies of scale will come from both increased efficiency and component cost reductions, as both we and our suppliers improve production efficiency. Achievement of this scale depends on our ability to transition our PDP customers to the DaaS model within our expected time frame.
While we expect to achieve and maintain strong margins on the Kodiak Driver, additional competition in AV technologies may negatively impact pricing, margins, and market share. This may lead to pricing pressure and lower margins that negatively impact operating results. However, we believe our capital efficient approach gives us a competitive advantage in terms of ensuring margins and unit economics. If we do not generate the margins we expect upon commercialization of our DaaS model, we may be required to raise additional debt or equity capital, which may not be available on acceptable terms or at all.
Regulatory Landscape
While there is currently no comprehensive federal regulatory framework governing the deployment of driverless trucks, we are able to operate our driverless trucking business today under existing regulation and related guidance. Many states support driverless deployment either through legislation or regulatory guidance, though different states have different requirements, such as first responder interaction protocols and insurance standards, which create compliance complexities.
1 American Trucking Association (“ATA”), ATA U.S. Freight Transportation Forecast to 2035, January 2025.
2 Transport Topics and Federal Motor Carrier Safety Administration Company Snapshot Report. Fleet size includes company-owned, lease-to-own and owner-operator tractors.

As the regulatory environment related to driverless technologies advances, our business will need to continue to evolve accordingly. For example, additional state-level requirements or new federal standards could require operational or technical adjustments. We proactively engage with policymakers and regulators to help ensure the regulatory frameworks support safe and scalable driverless deployment.
Global Economic Conditions
Unfavorable economic conditions in the United States and globally may adversely impact our business growth and operating results. Macroeconomic factors such as inflation, higher interest rates, tariffs, banking disruptions, geopolitical tensions and conflicts in Ukraine and the Middle East have contributed to increased economic uncertainty and market volatility. Recent policy actions by the U.S. Government, including changes to trade policy, tariffs on key imports and shifts in industrial and environmental regulations, may further impact global supply chains and business investment decisions. These effects may not be fully reflected in our financial performance until future periods. Additionally, adverse conditions could limit our ability to secure financing on acceptable terms, or at all. Ongoing geopolitical instability and related sanctions may further disrupt global financial markets, including in the United States, potentially resulting in a material impact on our operations.
Key Operating Metrics
We monitor the following key operating metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and financial projections and make strategic decisions.
Cumulative Hours of Paid Driverless Operations
We believe this metric is an important measure of the progress of the commercialization of our technology. We define Cumulative Hours of Paid Driverless Operations as the aggregate number of logged hours when the Kodiak Driver is actively engaged without a safety driver in the vehicle, and we are being paid by our customers.
This metric is critical to assessing the maturity, reliability and scalability of the Kodiak Driver. Growth in Cumulative Hours of Paid Driverless Operations indicates increasing driverless operational performance, customer adoption and commercial readiness.
In December 2024, we commenced tracking Cumulative Hours of Paid Driverless Operations following the initial delivery of the Kodiak Driver-powered trucks to Atlas. As of December 31, 2024, we had logged 17 Cumulative Hours of Paid Driverless Operations. As of September 30, 2025, we have surpassed 5,200 Cumulative Hours of Paid Driverless Operations.
Customer-Owned Driverless Vehicles
We believe that Customer-Owned Driverless Vehicles is an important measure of the unit growth rate of our business. We expect growth in this metric to signal customer adoption of our DaaS model and future revenue expansion. We define Customer-Owned Driverless Vehicles as the number of customer-owned driverless vehicles with a then-current license for the Kodiak Driver during the applicable period.
This metric reflects commercial adoption, operational scaling and our ability to deliver autonomous vehicles capable of operating without a safety driver. As of September 30, 2025, our customers had 10 Customer-Owned Driverless Vehicles.
Non-GAAP Financial Measures
In addition to our financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we consider certain non-GAAP measures, including the following, which we use to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively with the financial information presented in accordance with GAAP, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP.

Other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. In addition, the utility of free cash flow as a measure of our liquidity is limited as it does not represent the total increase or decrease in our cash balance for a given period.
Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures and not rely on any single financial measure to evaluate our business.
Non-GAAP Loss from Operations
We define non-GAAP loss from operations as GAAP loss from operations, excluding stock-based compensation expense. We use non-GAAP loss from operations as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our board of directors concerning our financial performance. Stock-based compensation is a non-cash expense that varies in amount from period to period and is dependent on market forces that are often beyond our control. As a result, management excludes this item from internal operating forecasts and models. Management believes that non-GAAP measures adjusted for stock-based compensation provide investors with a basis to measure our performance against the performance of other companies without the variability created by stock-based compensation as a result of the variety of equity awards used by other companies and the varying methodologies and assumptions used.
The following provides a reconciliation from GAAP loss from operations to non-GAAP loss from operations, the most directly comparable financial measure stated in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

GAAP loss from operations	$(29,969)	$(18,208)	$(73,915)	$(52,259)
Stock-based compensation	5,245	1,718	10,136	3,989
Non-GAAP loss from operations	$(24,724)	$(16,490)	$(63,779)	$(48,270)
Free Cash Flow
We define free cash flow as net cash used in operating activities, which is its most directly comparable measure calculated in accordance with GAAP, less purchases of property and equipment. We believe free cash flow is a useful indicator of liquidity that provides our management, board of directors, and investors with information about our future ability to generate or use cash to enhance the strength of our balance sheet and further invest in our business and pursue potential strategic initiatives. The following provides a reconciliation from net cash used in operating activities to free cash flow.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

GAAP net cash used in operating activities	$(33,357)	$(15,585)	$(70,216)	$(36,224)
Purchases of property and equipment	(6,645)	(122)	(11,881)	(753)
Free cash flow	$(40,002)	$(15,707)	$(82,097)	$(36,977)

Components of Results of Operations
Revenues
We generate revenues from: (i) providing DaaS to customers; (ii) delivering freight via Kodiak-owned autonomous trucks powered by the Kodiak Driver; and (iii) providing ground autonomy solutions to the U.S. Army. Defense contracts, and associated revenue, particularly those with the DoW and the U.S. Army, can be episodic in nature and difficult to predict from period-to-period. As we scale our DaaS business model beyond Atlas, we expect revenue under such arrangements to increase relative to our total revenues.
Operating Expenses
Our operating expenses consist of research and development, general and administrative, truck and freight operations and sales and marketing.
Research and Development
Research and development costs are expensed as incurred and consist primarily of personnel costs, hardware and electrical engineering prototyping, cloud computing and storage, third-party software licenses, including simulation, data labeling and third-party design services.
We expect our research and development expenses to continue to increase for the foreseeable future as we advance our innovation efforts, expand into new operational domains and enhance solutions leveraging our proprietary technology.
General and Administrative
General and administrative costs consist primarily of personnel costs, facilities rent, insurance payments, fees for professional services, including external accounting and legal advisors, and other general and administrative expenses.
We expect our general and administrative expenses to continue to increase for the foreseeable future to support our additional headcount, driven by expanding operations and as a result of operating as a public company. These increased costs primarily relate to legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, incremental director and officer insurance costs, investor and public relations costs and other expenses that we did not incur as a private company.
Truck and Freight Operations
Truck and freight operations costs consist primarily of personnel costs, truck-related operational costs and DaaS operational infrastructure costs, including remote and on-site support and the depreciation of deployed Kodiak Driver hardware.
We expect our truck and freight operations costs to continue to increase due to the expansion of our testing and deployment with new and existing customers and to support our geographic expansion.
Sales and Marketing
Sales and marketing costs consist primarily of personnel costs and sales-related, branding and public relations activities. We expect our sales and marketing expenses to continue to increase to support the expected growth in our commercial operations.
Other (Expenses) Income
Other (expenses) income consists primarily of (i) loss on issuance of our Series A cumulative redeemable convertible preferred stock, common stock, and common stock warrants; (ii) changes in fair value as a result of the remeasurement of our second lien loans, simple agreements for future equity (“SAFEs”), and redeemable convertible preferred stock warrant liabilities; (iii) interest income and other net, which includes income on our cash equivalents, net of transaction costs related to the reverse recapitalization; and (iv) interest expense incurred on our debt obligation.

Results of Operations
Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024
Our results of operations for the periods indicated are summarized in the table below (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues	$770	$400	$370	93%
Operating expenses:
Research and development	13,452	10,431	3,021	29%
General and administrative	9,177	5,149	4,028	78%
Truck and freight operations	6,627	2,094	4,533	216%
Sales and marketing	1,483	934	549	59%
Total operating expenses	30,739	18,608	12,131	65%
Loss from operations	(29,969)	(18,208)	(11,761)	65%
Other (expenses) income:
Interest expense	(941)	(1,219)	278	(23)%
Interest income and other, net	(3,018)	176	(3,194)	N/M
Loss on issuance of Series A cumulative redeemable convertible preferred stock	(84,174)	—	(84,174)	N/M
Loss on issuance of common stock	(3,220)	—	(3,220)	N/M
Loss on issuance of common stock warrants	(123,328)	—	(123,328)	N/M
Change in fair value of second lien loans	(21,784)	—	(21,784)	N/M
Change in fair value of simple agreements for future equity	2,473	—	2,473	N/M
Change in fair value of redeemable convertible preferred stock warrant liabilities	(5,974)	107	(6,081)	N/M
Total other expenses, net	(239,966)	(936)	(239,030)	N/M
Net loss before income taxes	$(269,935)	$(19,144)	$(250,791)	N/M
N/M = not meaningful
Revenues
Revenues increased by $0.4 million, or 93%, to $0.8 million for the three months ended September 30, 2025 from $0.4 million for the three months ended September 30, 2024. The increase was primarily attributable to the commencement of DaaS revenue in December 2024.
Research and Development
Research and development expenses increased by $3.0 million, or 29%, to $13.5 million for the three months ended September 30, 2025 from $10.4 million for the three months ended September 30, 2024. The increase was primarily attributable to $1.9 million of higher headcount-related expenses, an increase of $0.9 million in third-party software license costs, and $0.5 million in outsourced production start-up costs. These costs were offset by a decrease of $0.4 million in prototyping hardware spend.
General and Administrative
General and administrative expenses increased by $4.0 million, or 78%, to $9.2 million for the three months ended September 30, 2025 from $5.1 million for the three months ended September 30, 2024. The increase was primarily attributable to $2.9 million of higher headcount-related expenses and an increase of $1.1 million in expenses related to legal, accounting and other professional services, incurred primarily related to going public.

Truck and Freight Operations
Truck and freight operations expenses increased by $4.5 million, or 216%, to $6.6 million for the three months ended September 30, 2025 from $2.1 million for the three months ended September 30, 2024. The increase was primarily attributable to $2.6 million of higher headcount-related expenses and $1.8 million in increased operational infrastructure costs, both of which were incurred to support DaaS operations.
Sales and Marketing
Sales and marketing expenses increased by $0.5 million, or 59%, to $1.5 million for the three months ended September 30, 2025 from $0.9 million for the three months ended September 30, 2024. The increase was primarily attributable to higher headcount-related expenses.
Other (Expenses) Income
Other expenses, net increased by $239.0 million to $240.0 million for the three months ended September 30, 2025 from $0.9 million for the three months ended September 30, 2024. The increase was primarily attributable to the aggregate loss of $210.7 million on issuance of Series A cumulative redeemable convertible preferred stock, common stock, and common stock warrants. In addition, the year-over-year change included an increase in expenses driven by the changes in fair value as a result of remeasurement of second lien loans of $21.8 million and redeemable convertible preferred stock warrant liabilities of $6.1 million, partially offset by a change in fair value of SAFEs of $2.5 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Furthermore, we recognized a $3.2 million loss attributable to transaction costs related to the reverse recapitalization within interest income and other, net during the three months ended September 30, 2025.
Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
Our results of operations for the periods indicated are summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues	$2,744	$1,227	$1,517	124%
Operating expenses:
Research and development	35,804	29,293	6,511	22%
General and administrative	21,463	15,677	5,786	37%
Truck and freight operations	16,102	5,996	10,106	169%
Sales and marketing	3,290	2,520	770	31%
Total operating expenses	76,659	53,486	23,173	43%
Loss from operations	(73,915)	(52,259)	(21,656)	41%
Other (expenses) income:
Interest expense	(3,365)	(3,760)	395	(11)%
Interest income and other, net	(2,555)	595	(3,150)	N/M
Loss on issuance of Series A cumulative redeemable convertible preferred stock	(84,174)	—	(84,174)	N/M
Loss on issuance of common stock	(3,220)	—	(3,220)	N/M
Loss on issuance of common stock warrants	(123,328)	—	(123,328)	N/M
Change in fair value of second lien loans	(23,938)	—	(23,938)	N/M
Change in fair value of simple agreements for future equity	(190,075)	—	(190,075)	N/M
Change in fair value of redeemable convertible preferred stock warrant liabilities	(7,272)	321	(7,593)	N/M
Total other expenses, net	(437,927)	(2,844)	(435,083)	N/M
Net loss before income taxes	$(511,842)	$(55,103)	$(456,739)	N/M
N/M = not meaningful

Revenues
Revenues increased by $1.5 million, or 124%, to $2.7 million for the nine months ended September 30, 2025 from $1.2 million for the nine months ended September 30, 2024. The increase was primarily attributed to a $1.0 million increase in DaaS revenue, which commenced in December 2024, and a $0.5 million net increase related to contracts with the U.S. Army and freight delivery.
Research and Development
Research and development expenses increased by $6.5 million, or 22%, to $35.8 million for the nine months ended September 30, 2025 from $29.3 million for the nine months ended September 30, 2024. The increase was primarily attributable to an increased investment of $2.5 million in software tools to support our artificial intelligence and machine learning initiatives, $2.4 million of higher headcount-related expenses, and $2.2 million related to the timing of costs recognized pursuant to our contract with the U.S Army. These costs were offset by a decrease of $1.3 million in prototyping hardware spend.
General and Administrative
General and administrative expenses increased by $5.8 million, or 37%, to $21.5 million for the nine months ended September 30, 2025 from $15.7 million for the nine months ended September 30, 2024. The increase was primarily attributable to $3.9 million of higher headcount-related expenses and an increase of $2.2 million in costs incurred for legal, accounting and other professional services, incurred primarily related to going public.
Truck and Freight Operations
Truck and freight operations expenses increased by $10.1 million, or 169%, to $16.1 million for the nine months ended September 30, 2025 from $6.0 million for the nine months ended September 30, 2024. The increase was primarily attributable to $6.0 million of higher headcount-related expenses and $3.8 million in increased operational infrastructure costs, both of which were incurred to support DaaS operations.
Sales and Marketing
Sales and marketing expenses increased by $0.8 million, or 31%, to $3.3 million for the nine months ended September 30, 2025 from $2.5 million for the nine months ended September 30, 2024. The increase was primarily attributable to $1.0 million of higher headcount-related expenses, partially offset by a $0.3 million decrease in marketing programs expenditures.
Other (Expenses) Income
Other expenses, net increased by $435.1 million to $437.9 million for the nine months ended September 30, 2025 from $2.8 million for the nine months ended September 30, 2024. The increase was primarily attributable to the aggregate loss of $210.7 million on issuance of Series A cumulative redeemable convertible preferred stock, common stock, and common stock warrants. In addition, the year-over-year change included an increase in expenses driven by the changes in fair value as a result of remeasurement of SAFEs of $190.1 million, second lien loans of $23.9 million, and redeemable convertible preferred stock warrant liabilities of $7.6 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Furthermore, we recognized a $3.2 million loss attributable to transaction costs related to the reverse recapitalization within interest income and other, net during the nine months ended September 30, 2025.
Liquidity and Capital Resources
Sources of Liquidity
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities.

For the nine months ended September 30, 2025, we incurred a net loss of $511.8 million. We expect to incur additional losses and increased expenses in future periods as we continue to scale our business, invest in research and development efforts, increase employee headcount and incur additional expenses associated with being a public company.
As of September 30, 2025, we had cash and cash equivalents of $146.2 million and debt, current portion of $22.1 million. We do not anticipate that such cash and cash equivalents will be sufficient to meet our capital requirements for at least one year from the filing date of this Quarterly Report under our current operating plan. We expect to seek additional funding through debt or equity offerings, which may result in substantial dilution or restrictive covenants, to fund our operating plan. If we do not generate sufficient cash to fund our operating plan, we may also adjust our operating plan to lower our anticipated research and development initiatives, reduce our growth plans or liquidate our assets, among other things. To the extent any or all of these events were to occur, our business, operating results, financial condition and prospects may be materially and adversely affected.
We may receive up to $670.5 million from the exercise in full of all of our outstanding warrants for cash based on the exercise price, or $518.2 million if the exercise prices of the warrants are reduced to the lowest price currently contemplated thereunder. The current exercise price of the publicly traded and privately issued warrants is $9.28 per share, and the initial exercise price of the warrants to purchase common stock issued in connection with the reverse recapitalization is $12.00 per share. The closing price of our common stock on Nasdaq on November 10, 2025 was $7.98 per share. The likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon the market price of our common stock. To the extent the market price for our common stock is less than the then-effective exercise price per share of any warrants, holders of such warrants will be unlikely to exercise such warrants.
Cash Flows
Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
Our cash flows for the periods indicated are summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(70,216)	$(36,224)
Investing activities	(11,881)	(773)
Financing activities	211,591	42,433
Net change in cash and cash equivalents and restricted cash	$129,494	$5,436
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2025 was $70.2 million and consisted of a net loss of $511.8 million and a $8.0 million change in our operating assets and liabilities, partially offset by $449.6 million in non-cash adjustments. Non-cash adjustments primarily consisted of an aggregate loss of $210.7 million on issuance of Series A cumulative redeemable convertible preferred stock, common stock, and common stock warrants,
$190.1 million in the change in fair value of SAFEs, $23.9 million in the change in fair value of second lien loans, $10.1 million in stock-based compensation, $7.3 million in the change in fair value of redeemable convertible preferred stock warrant liabilities, $3.2 million transaction costs allocated to warrant liabilities, $2.1 million in depreciation and amortization, and $1.4 million in non-cash lease expense. The change in our operating assets and liabilities was primarily due to a $4.8 million decrease in our accounts payable and accrued expenses and other current liabilities due to the timing of payments and a $2.6 million increase in our prepaid expenses and other current assets primarily due to the timing of payments, and $1.4 million decrease in operating lease liabilities, partially offset by a $0.6 million decrease in account receivable primarily related to our contract with Atlas.
Net cash used in operating activities for the nine months ended September 30, 2024 was $36.2 million and consisted of a net loss of $55.1 million, partially offset by a $9.6 million change in our operating assets and liabilities and $9.3 million in non-cash adjustments. Non-cash adjustments primarily consisted of $4.0 million in stock-based compensation, $3.6 million in depreciation and amortization and $1.7 million in non-cash lease expense. The change in our operating assets and liabilities was primarily due to an increase of $14.2 million in our accounts payable and accrued expenses and other current liabilities due to the timing of payments, partially offset by a $3.4 million increase in prepaid expenses and other current assets due to timing of payments and a $1.6 million decrease in operating lease liabilities.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $11.9 million and related to purchases of property and equipment.
Net cash used in investing activities for the nine months ended September 30, 2024 was $0.8 million and primarily related to purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 was $211.6 million and consisted of $145.0 million in proceeds from the Series A Preferred Stock, $43.9 million in proceeds from the issuance of second lien loans, $26.2 million in proceeds from the reverse recapitalization, net of transaction costs, $23.7 million in proceeds from the issuance of SAFEs, and $1.2 million from exercise of stock options, partially offset by $16.6 million payments for deferred offering costs and $11.8 million for the repayment of debt obligations.
Net cash provided by financing activities for the nine months ended September 30, 2024 was $42.4 million and primarily consisted of $44.1 million in proceeds from the issuance of SAFEs, partially offset by $1.7 million for the repayment of debt obligations.
Contractual Obligations and Other Commitments
Debt Agreements
2025 Second Lien Credit Facility
Concurrent with the execution of the BCA in April 2025, we entered into a Second Lien Loan and Security Agreement. Certain institutional and accredited investors committed to providing bridge financing in the form of secured convertible notes. Prior to the Closing, $53.9 million had been funded, including $10.0 million from the exchange of a SAFE from an affiliate of AACT (the “Exchanged SAFE Loan”). The second lien loans carry a prime plus 9.00% per annum interest rate, subject to a minimum rate of 13.75%, which interest is paid in kind and capitalized and mature on October 1, 2026. Other than the Exchanged SAFE Loan, borrowings under the Second Lien Loan and Security Agreement automatically converted immediately prior to the consummation of the Merger into Legacy Kodiak common stock, which subsequently converted into shares of our common stock. As such, as of September 30, 2025, the $10.0 million Exchanged SAFE Loan remains outstanding.
Promissory Notes
From April through August 2025, we issued secured promissory notes with respect to our reimbursement obligations to AACT and the Sponsor, which were secured under the Second Lien Loan and Security Agreement. At the Closing, the aggregate outstanding principal amount of the promissory notes was $4.9 million, which was paid in full. As such, no amounts remain outstanding under such promissory notes as of September 30, 2025.
2022 Credit Facility
In September 2022, we entered into a venture loan and security agreement (the “2022 Credit Facility”) with an affiliate of Horizon Technology Finance Corporation to borrow secured term loans of up to an aggregate principal amount of $30.0 million.
As of September 30, 2025, we had outstanding term loans under the 2022 Credit Facility in an aggregate principal amount of $20.0 million. Outstanding loans accrue interest at an annual rate of 5.50% plus the greater of (i) the prime rate then in effect and (ii) 4.75%. An aggregate of $5.0 million, plus accrued and unpaid interest, is payable in monthly installments during the remaining three months in 2025, and an aggregate of $15.0 million, plus accrued and unpaid interest, is payable in monthly installments during the period from January 1, 2026 to April 1, 2026. A final payment of $1.2 million is due at maturity on April 1, 2026.

2022 Equipment Financing
In July 2022, we entered into a financing agreement with a lender, Western Alliance Equipment Finance, LLC, to borrow up to $10.0 million as secured equipment line advances (the “2022 Equipment Facility”). As of September 30, 2025, we had outstanding debt under the 2022 Equipment Facility in an aggregate principal amount of $2.3 million at an interest rate ranging from approximately 6.0% to 7.0%, of which $0.4 million is due during the remaining three months in 2025, and $1.9 million is due during the period from January 1, 2026 to March 1, 2028. The 2022 Equipment Facility matures on March 1, 2028.
Each of our credit facilities contains a number of customary affirmative and negative covenants. Among other things, those covenants limit or restrict our ability to: incur additional indebtedness, including guaranty obligations; incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; make payments on or modify the terms of certain existing indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses with respect to our intellectual property; and change our line of business, in each case, subject to certain limited exceptions. As of September 30, 2025, we were in compliance with all covenants under our debt agreements.
See Note 6 to our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding our debt agreements.
Other Commitments
Our other cash requirements greater than a one-year period as of September 30, 2025 were related to leases and certain purchase commitments with our service providers.
Our operating lease arrangements are related to facilities located in Mountain View, California, as well as in Lancaster and Odessa, Texas, under non-cancellable agreements expiring at various dates through 2031. As of September 30, 2025, the total undiscounted future lease payments under our operating leases were $8.0 million.
We may enter into purchase commitments with our service providers. As of September 30, 2025, the total purchase commitments under such vendor agreements were $9.3 million.
See Note 8 in our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding our other commitments.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to continue to take advantage of the benefits of this extended transition period.
We expect to remain an emerging growth company until the earlier of (1) the last day of the year (i) following April 4, 2028, which is the fifth anniversary of the effective date of AACT’s IPO registration statement, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We had elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. We expect to continue to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Revenue Recognition
We generate revenue from licensing the Kodiak Driver to its customers under its DaaS model, the delivery of freight via its own Kodiak Driver-powered trucks and the provision of services to the U.S. Army to automate ground vehicles. We recognize revenue when customers obtain control of promised goods or services in an amount that reflects the consideration it expects to receive for those goods or services. We apply the following five-step revenue recognition model in accounting for its revenue arrangements:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, the performance obligations are satisfied.
Our performance obligations for our initial revenues have primarily been satisfied upon a point in time when control is transferred to our customers.
Our management may be required to exercise considerable judgment in estimating revenue to be recognized. Judgment is required in identifying performance obligations and whether there are multiple promises that should be a combined performance obligation. Generally, our performance obligations consist of either a single distinct good or service, or a combination of goods or services that are bundled together and accounted for as a single performance obligation when they are not separately identifiable. Additionally, evaluating how control is transferred, when or as performance obligations are satisfied can require significant judgment.
Stock-based Compensation
We estimate the fair value of stock options granted under our equity incentive plan on the grant date using the Black-Scholes option pricing model, which requires us to make a number of assumptions. See Note 12 of our unaudited condensed financial statements included in Part I, Item 1 of this report for a complete discussion of our stock-based compensation plans. The grant-date fair value of stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards.
The Black-Scholes option pricing model requires the use of subjective assumptions to determine the fair value of stock-based awards including:

•Fair Value of Common Stock – Prior to the Merger, as there had been no public market for our common stock, management and/or the board of directors has historically determined the fair market value of our common stock at the time of grant by considering a number of objective and subjective factors, including valuations of comparable companies, sales of redeemable convertible preferred stock to unrelated third parties, operating and financial performance, lack of liquidity of capital stock and general and industry-specific economic outlook, amongst other factors.
•Expected Term – The expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the award.
•Expected Volatility – Because we were privately held prior to the Merger and do not have sufficient active trading market history for our common stock, we determined expected volatility based on the average volatility for publicly traded companies that we consider to be comparable, over a period equal to the expected term assumption. Comparable companies are chosen based on their similar size, stage in the life cycle or industry.
•Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of award.
•Expected Dividend – The expected dividend yield assumption is zero as we have never paid and have no plans to pay dividends on our common stock in the foreseeable future.
These assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different.
Valuation of Financial Instruments
We have issued certain financial instruments, such as second lien loans, SAFEs, redeemable convertible preferred stock warrant liabilities, and common stock warrant liabilities that require (i) a higher degree of judgment in estimating their fair values as of each reporting period and (ii) the use of valuation models that are dependent on management estimates and assumptions, primarily related to expected volatility, expected term, probabilities of triggering events, discount rates and risk-free interest rates. Generally, expected volatility is determined based on the historical equity volatility of comparable companies over a period that matches the expected term of the instrument. The expected term is based on the contractual term or management’s best estimate based on the timing of certain events. The probability of a triggering event is based on management’s best estimate of the events occurring. The discount interest rate is generally based on the rate implied by the transaction as well as comparable companies and the risk-free interest rate is based on relevant U.S. Treasury rates for a period that matches the expected term of the instrument. If actual results are not consistent with our estimates or assumptions, the valuations underlying the issued financial instruments could be materially different.
Recent Accounting Pronouncements
See Note 2 of our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for more information about recent accounting pronouncements that may potentially have an impact on our financial position, results of operations or cash flows.
One Big Beautiful Bill Act
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The Company evaluated the potential impact of the OBBBA legislation on its financial position, results of operations and cash flows. However, due to the Company’s taxable loss position and valuation allowance on its deferred tax assets, the OBBBA did not have a material impact on its financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market and operational risks, including changes in interest rates and inflation, as well as risks related to the availability of funding sources, hazard events, and certain asset exposures.

Interest Rate Risk
Our results of operations are exposed to fluctuations in interest rates and broader macroeconomic conditions. Interest rate risk is influenced by numerous factors, including governmental monetary and fiscal policies, domestic and international economic conditions, and other factors beyond our control. We do not believe that a hypothetical 100-basis-point increase or decrease in interest rates would have a material impact on our business, financial condition, or results of operations.
Inflation Risk
We do not believe that inflation has had a material impact on our business, financial condition, or results of operations, apart from its effects on the general economy. We continue to monitor inflationary trends, including the potential impact of tariffs and related cost pressures. If inflation were to increase our operating costs, we may not be able to fully offset these higher costs through corresponding price adjustments, which could adversely affect our business, financial condition, and results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, regardless of how well they were designed and are operating, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f)or 15d-15(f) of the Exchange Act during the period covered by this Quarterly Report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. Further, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.
Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become subject to or involved in various claims, lawsuits and other legal or other administrative proceedings in the ordinary course of business. We are not currently a party to any such claims, lawsuits or proceedings currently pending, individually or in the aggregate, that are likely to have a material adverse effect on our business. Future litigation may be necessary or warranted to defend ourselves or our partners or to establish or assert our rights. The results of any current or future legal proceedings or litigation cannot be predicted with certainty and regardless of the outcome, legal proceedings or litigation can have an adverse impact on us, including because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. Before deciding to invest in or to maintain an investment in our securities, you should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. Our business, as well as our reputation, financial condition, results of operations and price of our securities could also be adversely affected any of these risks and other risks and uncertainties not currently known to us or that we currently do not believe are material. In that event, the market price of our securities could decline, and you could lose part or all of your investment.
Risk Factor Summary
The following summary of risk factors should be carefully considered. These are not the only risks we face. Additional risks that are unknown or currently considered less significant may also affect our business or financial results. If any of these risks occur, our business, financial condition, results of operations, or stock price could be materially and adversely affected. For further details, please see the full discussion of risk factors below.
•AV technology is emerging and rapidly evolving and involves significant risks and uncertainties.
•We have incurred net losses since inception and may not achieve or maintain profitability.
•Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
•Our technology may have limited performance, and technology development and commercialization may take us longer to complete than we currently anticipate.
•Any failure to commercialize our solution at scale may have an adverse effect on our business, financial condition, and results of operations.
•We rely on a limited number of customers for a significant portion of our revenue.
•We depend on our commercial agreements with Atlas Energy Solutions (“Atlas”).
•AV technology presents the risk of significant injury, including fatalities.
•The Kodiak Driver, our virtual driver system that combines advanced AI-powered software with modular, vehicle-agnostic hardware, may not function as intended due to flaws or errors in our software, hardware, and systems, product defects, or due to human error.
•Any flaws or misuse of autonomous vehicle (“AV”) technology, whether actual or perceived, intended or inadvertent, by us or third parties, may adversely affect our business, financial condition, and results of operations.
•We operate in a highly competitive market, and we may be unable to compete effectively, including against competitors who may have greater resources.
•Our success is contingent on our ability to execute our Driver-as-a-Service (“DaaS”) business model, including by maintaining, managing, retaining, and expanding our existing customer relationships and obtaining new customers.
•Recent and further changes in the tariff and trade policies of the United States or of other countries could increase manufacturing costs, decrease demand for our solution, disrupt supply chains, or otherwise adversely affect our business and financial condition.
•We depend on the experience and expertise of our senior management team, engineers, and certain other key employees.
•We rely on our third-party suppliers, OEMs, upfitters, service providers and partners, some of which are single or limited-source suppliers or providers of certain key components for, and services used in connection with, the Kodiak Driver.
•We are subject to substantial regulations, including regulations governing motor carriers and autonomous vehicles.

•We may not be able to adequately establish, maintain, protect, and enforce our technology and intellectual property rights or prevent others from unauthorized use of our technology and intellectual property rights.
•We may be subject to intellectual property infringement claims, which, whether meritless or not, may be expensive and time consuming to defend, distract management, require us to pay significant damages and limit our ability to use certain technologies.
•A significant portion of our historical revenue has come from our contracts with the U.S. Department of War ("DoW") and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the U.S. Government may adversely affect our business, financial condition, and results of operations.
•We require significant capital to fund our operations and growth.
•Real or perceived inaccuracies in our assumptions and estimates to calculate certain metrics, including our Cumulative Hours of Paid Driverless Operations.
•General business and economic conditions, and risks related to the long-haul trucking, industrial trucking, oil and gas, and defense industries ecosystems, may adversely affect our business, financial condition, and results of operations.
•The sale of securities registered for resale and future sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, may cause the market price of our securities to drop significantly, even if our business is doing well.
•There is no guarantee that the Public Warrants will ever be in the money, and they may expire worthless.
•Your Public Warrants may be redeemed prior to their exercise at a time that is disadvantageous to you.
Risks Related to Our Business
AV technology is an emerging and rapidly evolving technology and involves significant risks and uncertainties, any of which could impede or delay our ability to scale.
AV technology operates in environments where safety and precision are critical. There are a number of challenges in bringing a new and innovative technology to the market, including public perception of the technology and its performance and safety, long development cycles, specialized skills and expertise requirements of personnel, inconsistent and evolving regulatory frameworks, the potential for novel legal claims, and a need to build public trust in the real-world operations of an emerging technology. If we are delayed in overcoming, or are not able to overcome, these challenges, our commercial prospects, business, financial condition, and results of operations may be adversely affected, and we may not be able to sustain a viable business.
We may not succeed at commercial scale, or at all. The successful commercialization of the Kodiak Driver at scale involves many challenges and uncertainties, including:
•    achieving acceptably safe autonomous performance as determined by us, our customers, government and regulatory agencies, our partners and the general public;
•    continued development of the Kodiak Driver, including system design, product features, vehicle integrations and operating domain and geographical expansion, based on the needs of our customers;
•    successfully completing system testing, validation, and to the extent required, safety approvals, including with respect to government and regulatory agencies and customer- or partner-specific requirements;
•    maintaining relationships with third parties, including OEMs, third-party suppliers of the component parts of the Kodiak Driver, upfitters, large language model providers, and other technology providers that support our product development and service providers and other third parties who support our commercialization strategy;
•    preserving our core intellectual property rights and obtaining rights from third parties for intellectual property that may be critical to our current and future research and development activities;
•    continuing to fund and maintain our technology development activities while scaling our commercial operations; and
•    obtaining or maintaining approvals, licenses, or certifications from regulatory agencies, if required.

We have incurred net losses since inception, and we may not achieve or maintain profitability in the future.
We have incurred net losses since our inception. During the year ended December 31, 2024 and 2023 and the nine months ended September 30, 2025, we incurred net losses of $69.5 million, $57.0 million, and $511.8 million, respectively. We intend to continue making investments in our business, particularly with respect to scaling driverless commercial operations of the Kodiak Driver, which may take longer than we currently expect or may never occur. We expect such investments will include continued investments in sales and marketing, development of new product features, infrastructure, expansion of our operations, and general and administrative functions, including legal, regulatory, compliance, security, and accounting expenses related to our business. These investments may not result in increased revenue or growth in our business and may contribute to future losses. We have incurred, and expect to incur in the future, losses for a number of reasons, including further investments in scaling our commercial operations, unexpected expenditures or costs, and the other risks described in this “Risk Factors” section. If we are unable to successfully address these risks as we encounter them, our business, financial condition, and results of operations may be adversely affected.
Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
Legacy Kodiak was founded in 2018, and since then we have been focused on developing driverless technology. We began driverless commercial operations in December 2024. Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter. Risks and challenges we have faced or expect to face include our ability to:
•    design, develop, test, and validate the Kodiak Driver for the variety of commercial applications and environments in which we plan to deploy, such as on-highway and off-highway operations, industrial applications, and defense applications;
•    produce and deliver our technology at an acceptable level of safety and performance;
•    properly price our solution;
•    plan for and manage our costs;
•    hire, integrate, and retain talented people;
•    forecast our revenue as well as budget for and manage our expenses;
•    attract new partners and customers and retain and expand our deployment with existing partners and customers;
•    navigate an evolving and complex regulatory environment;
•    manage our supply chain and supplier relationships, including any tariff-related impacts on our supply chain;
•    anticipate and respond to macroeconomic changes and changes in the markets in which we operate;
•    maintain and enhance the value of our reputation and brand;
•    effectively manage our growth and business operations, including the impacts of unforeseen market changes on our business;
•    develop and protect intellectual property; and
•    successfully develop new features, applications, and services to enhance the experience of our customers.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, as well as those described elsewhere in this section titled “Risk Factors,” our business, financial condition and results of operations may be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they may be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. We use assumptions regarding these risks and uncertainties to plan and operate our business. If our assumptions are incorrect or change, or if we do not address these risks successfully, our results of operations may differ materially from our expectations and our business, financial condition, and results of operations may be adversely affected.

Our technology may have limited performance, and technology development and commercialization may take us longer to complete than we currently anticipate.
Commercial operation of driverless technology requires that we meet very high reliability standards for safety, performance and uptime. We may be unable to release new features or customize products that meet our intended commercial use cases or customer requirements in a timely manner or at all, and therefore experience more limited monetization of our technology. We believe the Kodiak Driver can operate in a wide range of environments, including a variety of road conditions, speeds, weather and traffic patterns, as well as different truck types and truck loads. However, if the Kodiak Driver, or its hardware or software fails to perform at scale in such environments, or if our technology development takes longer than currently projected, our commercial competitiveness, prospects, business, financial condition and results of operations may be adversely affected.
Further, technological development or commercialization at scale has taken longer than initially anticipated in the AV industry. While we have successfully launched commercial operations with the Kodiak Driver in an off-highway setting, it may take us more time than anticipated to expand our safety case for driverless operations for on-highway scenarios, to scale across our areas of operations, or to establish and grow our existing or future customer or partner relationships. Our future business depends in large part on our ability to continue to develop and successfully commercialize the Kodiak Driver. Our ability to develop, deliver, and commercialize the Kodiak Driver at scale to support or perform autonomous and driverless operations on a variety of vehicle types and in a variety of conditions is still largely unproven. Any failure to meet our technological and commercialization objectives may adversely affect our business, financial condition, and results of operations.
The Kodiak Driver may not be accepted and adopted by the market, the public, regulators or other stakeholders at the pace we expect or at all.
AV technology is still nascent and is neither generally understood nor universally accepted. We are at risk of adverse publicity which may result in decreased customer demand for, public acceptance of, or increased regulatory concerns regarding our technology. If we cannot gain sufficient trust in our technology, we will be unable to commercialize to scale as intended. For example, we may experience adverse publicity or media reports that argue autonomous technology is replacing human jobs or disrupting the economy. Labor unions may also raise concerns about autonomous truck safety, displacing drivers or otherwise negatively affecting employment opportunities for their members. This has in the past resulted in, and could in the future result in, negative publicity, lobbying efforts to U.S. local, state, and federal authorities, or equivalent authorities in the foreign jurisdictions in which we seek to do business, to implement legislation or regulations that make it more difficult to operate our business or boycotts of us or our users. Such negative publicity, media attention, or the activities of labor or other interest groups may cause current and future partners or customers to limit or terminate their business with us, which may significantly impact our ability to grow our business.
As the market for autonomous vehicles develops, the differences in the approaches of Kodiak and others may become more widely known to suppliers, insurers, regulators, and others. Until these distinctions are known and appreciated, the actions of a single market participant may be imputed to the autonomous industry as a whole. As such, as a result of any negative action or inaction by a third party, it is possible that suppliers, insurers, regulators, and others may refuse or cease to interact with or conduct business with the autonomous vehicle industry as a whole, including Kodiak.
If the market does not accept and adopt our services and technology at the pace we expect or at all, it may adversely affect our business, financial condition, and results of operations.
Any failure to commercialize our solution at scale may have an adverse effect on our business, financial condition, and results of operations.
We are a relatively new enterprise that is just beginning to commercially scale our business. For instance, in December 2024, we announced the delivery of our first Kodiak Driver-powered, customer-owned driverless trucks to Atlas. Following successful real-world operations and achievement of certain milestones, in March 2025, Atlas committed to deploying the Kodiak Driver on 100 Atlas-owned trucks, subject to the terms of a Master Services Agreement between us and Atlas, effective as of July 17, 2024 (as supplemented, the “Atlas MSA”). Relationships with Atlas and other current customers are important to our existing operations. We also need to both successfully scale driverless operations with other customers and attract new customers to commercially scale our business. As part of our scaling efforts, we may encounter considerable challenges in entering new markets and undertaking sales and marketing activities, many of which are beyond our control. The likelihood of our success must be considered in light of these potential risks, expenses, complications, delays, and the competitive environment in which we operate. Consequently, there is substantial uncertainty that our business model will prove successful and sustainable. We may not be able to generate significant revenue or achieve profitability. In addition, any failure to commercialize our solutions within our projected timelines may adversely affect our business, financial condition and results of operations. Any investment in us is therefore highly speculative and may result in the loss of your entire investment.
We rely on a limited number of customers for a significant portion of our revenue. The loss of, or a reduction in our commercial relationship with, any of those customers may adversely affect our business, financial condition, and results of operations.
A significant portion of our revenue has been generated from a limited number of customers, and we expect that to continue in the near term. For example, for the years ended December 31, 2023 and 2024 and the nine months ended September 30, 2025, we recognized revenue from the U.S. Army of $15.0 million, $13.3 million, and $1.0 million, respectively, which represented 89%, 89%, and 36%, respectively, of our revenues in such periods. While our contract with the U.S. Army was amended and is still effective and the contract may be used for other work through its expiration on February 21, 2026, there are no currently contracted deliverables to be completed. Government contracts, and associated revenue, particularly those with the DoW and the U.S. Army, can be episodic in nature and difficult to predict from period to period. Further, we have historically derived a significant portion of our defense revenue from contracts pursuant to programs funded by governmental agencies, such as the DoW and the U.S. Army. A prolonged federal government shutdown may negatively impact the funding of, or eliminate, such programs or other programs we may otherwise be able to apply for or participate in, and shutdown and funding related delays in the contracting process may result in our incurring substantial labor or other costs without reimbursement, all of which may adversely affect our business, financial condition, and results of operations.

In 2024, we partnered with Atlas and deployed our first Kodiak Driver-powered, customer-owned trucks. In March 2025 upon the achievement of certain milestones, Atlas committed to deploying the Kodiak Driver on 100 Atlas-owned trucks, subject to the terms of the Atlas MSA. Until we have scaled our commercial operations in on-highway operations and other applications of the Kodiak Driver, we expect our contract with Atlas to account for a growing portion of our revenue as we continue to deploy additional trucks to Atlas. For example, in the three and nine months ended September 30, 2025, we recognized revenue from Atlas of $0.5 million and $0.9 million, respectively, which represented 68% and 34% of our total revenue, respectively.
As we continue to scale our commercial business, the composition of our significant customers may vary. We believe our business, financial condition, and results of operations for the foreseeable future will continue to depend on the deployment of the Kodiak Driver by a relatively limited number of customers into their fleets.
Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant customers. A customer may decide not to license the Kodiak Driver or take other actions that affect us for reasons that we cannot anticipate or control. Those reasons could relate to the customer’s financial condition, changes in the customer’s business strategy or operations, changes in technology, the introduction of alternative competing products, or the perceived quality or cost-effectiveness of the Kodiak Driver. Our customers may not perform as well as their competitors, which may cause them to delay or reduce the amount of business they do with us, which may in turn impact our business, financial condition and results of operations.
Customers’ individual or aggregate needs may decline due to a number of factors, including supply chain challenges and macroeconomic conditions. Our agreements with customers may be cancelled, including for reasons outside of our control. In addition, our customers may seek to renegotiate the terms of agreements or renewals, or choose not to renew or expand their licenses of the Kodiak Driver. The loss of or a reduction in sales or anticipated sales to any customer or our inability to attract new significant customers and partners may adversely affect our business, financial condition, and results of operations.
We depend heavily on our commercial agreements with Atlas. If we are not able to maintain and expand our relationship with Atlas, our business, financial condition and results of operations may be adversely affected.
We are party to the Atlas MSA, pursuant to which we license to Atlas, through its logistics subsidiary, Fountainhead Logistics, LLC, the Kodiak Driver and provide related services, on Atlas-owned trucks. Under the Atlas MSA, Atlas subscribes to the Kodiak Driver, paying an annual fee per vehicle. A four-year term commences under the Atlas MSA on the date the vehicle upfitted with the Kodiak Driver is delivered to and accepted by Atlas. The Atlas MSA remains in effect so long as there are active licenses of the Kodiak Driver thereunder.
As of September 30, 2025, Atlas is our sole customer with driverless vehicles integrated into their fleet. Until we have scaled our business, we expect the Atlas MSA to account for a significant and growing portion of our revenue.

Although we anticipate that the Atlas MSA will generate revenue for us through the initial order of 100 Kodiak Driver-powered, Atlas-owned trucks and beyond, we may fail to satisfy our obligations under the Atlas MSA, Atlas may elect not to enter into additional orders for the Kodiak Driver, and we may not otherwise realize the anticipated benefits at the time or to the degree we anticipate, or at all. The loss of all or a portion of the revenue attributable to the Atlas MSA may adversely affect our business, financial condition and results of operations. Further, while Atlas is contractually obligated to deploy the Kodiak Driver on 100 Atlas-owned trucks at an agreed-upon schedule, Atlas is not required to license the Kodiak Driver in any additional trucks beyond this figure. Atlas may also license the Kodiak Driver slower than anticipated, which may be exacerbated by the volatility and swings in productivity that have historically affected oil and gas industry participants.
Atlas has certain contractual rights in the MSA that could prevent, in limited circumstances, the Kodiak Driver being licensed to its competitors both performing transportation services and geographic locations where Atlas operates. Furthermore, both we and Atlas have the ability to terminate the Atlas MSA under certain circumstances. If Atlas terminates the Atlas MSA or does not elect to license more than 100 Kodiak Drivers, our business, financial condition, results of operations, and prospects may be adversely affected.
AV technology presents the risk of significant injury, including fatalities. Any incidents with our technologies could cause us to be subject to product liability claims that may result in significant direct or indirect costs and could adversely affect our brand image in our target markets, all of which may adversely affect our business, financial condition and results of operations.
AV technology presents the risk of significant injury, including fatalities. We may be subject to claims if our technology is involved in a crash and people are injured or allege to be injured or our technology causes or is alleged to have caused property damage. The occurrence of any errors or defects in our products may make us liable for damages and legal claims. In addition, we may incur significant costs to correct such issues, potentially including product recalls. Any negative publicity related to the perceived quality of our technology may affect our brand image, customer demand, and regulator and public trust. Also, liability claims may result in litigation, including class actions, the occurrence of which may be costly, lengthy and distracting and may adversely affect our business, financial condition and results of operations.
Any product recall or material incident in the future may result in adverse publicity, damage our brand and reputation and may adversely affect our business, financial condition and results of operations. In the future, we may voluntarily or involuntarily initiate a recall if any vehicles powered by our AV technology prove to be defective or non-compliant with applicable Federal Motor Vehicle Safety Standards (“FMVSSs”). Such recalls involve significant expense and diversion of management attention and other resources, which may adversely affect our brand image in our target markets, as well as our business, financial condition, and results of operations.
Once we scale our commercial operations, we may be required to obtain specialized insurance, which may not be available to the capacity or on the terms that we require to achieve the economics we expect. Further, any insurance that we carry may not be sufficient or it may not apply to all situations. Similarly, our customers and partners may be subjected to claims as a result of such accidents and bring legal claims against us. Any of these events may adversely affect our brand, relationships with customers and partners, business, financial condition, and results of operations.
The Kodiak Driver may not function as intended due to flaws or errors in our software, hardware, and systems, product defects, or due to human error, which may adversely affect our business.
Our AV technology is highly technical and complex and may contain undetected flaws, errors or vulnerabilities that may adversely affect our business, particularly to the extent such flaws, errors or vulnerabilities are not detected and remedied quickly. Certain errors or defects in our solutions may only be discovered after they have been tested, commercialized, and deployed. We have from time to time found defects and errors in our software and hardware, internal systems, manual processes, and technical integrations with third-party systems, including as a result of updates to our software, hardware and systems. Additionally, new errors or vulnerabilities may be introduced in the future. In connection with any such defects or errors, we may also face government inquiries or investigations, recalls and litigation, including with respect to personal injury or property damage. As a result of such defects or errors, we may incur additional costs or expenses to remediate the issues. We rely on component and product suppliers to manufacture components incorporated into the Kodiak Driver. As a result, our control over production and distribution is limited, and it is uncertain what effect such diminished control may have on the quality of our products. If there are defects in the manufacture of our hardware components, we may face similar negative publicity, investigations, and litigation, and we may not be fully compensated by our suppliers for any financial or other liability that we suffer as a result. As our business grows in size and complexity, these risks may increase.

We may also provide incremental releases of software updates and functional enhancements for our solutions, which increase the possibility of errors. The solutions we provide are designed to process complex environments and control complex components, all with high data loads and fast processing speeds. Any errors, data leaks, security breaches or incidents, disruptions in services, or other performance problems with our solutions caused by external or internal actors may hurt our reputation and damage our and our customers’ businesses. Such incidents may disrupt the proper functioning of our solutions, cause errors, result in loss or unavailability of, unauthorized access to, or disclosure of, proprietary, confidential or otherwise sensitive data of us or our customers, or other destructive outcomes. Moreover, errors in our hardware or software design or manufacture may cause product safety issues. Any of the foregoing issues may lead to product recalls, result in costly and time-consuming efforts to redesign and redistribute our products, give rise to regulatory inquiries and investigations, and result in reimbursement obligations, lawsuits and other liabilities and losses, any of which may adversely affect our business, financial condition and results of operations.
Any flaws or misuse of AV technology, whether actual or perceived, intended or inadvertent, by us or third parties, may adversely affect our business, financial condition and results of operations.
AV technology is in the early stages of development and will continue to evolve. Similar to many innovations, AV technology presents risks and challenges. Some of those risks and challenges include potential misuse by third parties which negatively impact public confidence, violate applicable laws and regulations, or undermine safety. Such misuse may affect customer perception, public opinion, and the views of policymakers and regulators and result in decreased adoption of autonomous technology. While we have adopted a series of measures to prevent misuse of our technologies, we cannot assure you that any of our existing and future measures will be sufficient, effective, or that our technologies will not be misused or applied in a way that is inconsistent with our intention or public expectations.
Furthermore, any inappropriate or abusive usage of AV technology, whether actual or perceived, intended or inadvertent, and whether by us or by third parties, or flaws or deficiencies in AV technology, actual or perceived, in our solution or those of our competitors, may impair the general acceptance of autonomous technology by society, attract negative publicity and adversely affect our reputation, violate applicable laws and regulations. Any such misuse could subject us to legal or administrative proceedings, pressures from stockholders and/or labor organizations, and other public interest groups or heightened scrutiny by regulators. Each of the foregoing events may adversely affect our business, financial condition, and results of operations.
Unauthorized control or manipulation of systems in autonomous vehicles may cause them to operate improperly or not at all, or compromise their safety and cybersecurity, which may result in loss of confidence in us and our solutions and adversely affect our business, financial condition, and results of operations.
There have been reports of vehicles being “hacked” to grant access to and operation of the vehicles to unauthorized persons. Kodiak Driver-powered autonomous vehicles contain complex information technology networks and systems and are designed with built-in data connectivity. We have implemented, and continue to implement, measures intended to prevent unauthorized access to the information technology networks and systems installed in such vehicles. However, hackers or unauthorized third parties may attempt to gain unauthorized access to modify, alter, or use such networks and systems to gain control of, or to change, such vehicles’ functionality and performance characteristics, or access our Operations Center or Assisted Autonomy systems, or access data stored in or generated by us or our solutions. As techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third- party service providers, there can be no assurance that we will be able to anticipate, or implement adequate measures to protect against, these attacks. Any such incidents may result in unexpected control of or changes to the vehicles’ functionality and safe operation and may result in legal claims or proceedings against us and negative publicity, which may adversely affect our brand and reputation, business, financial condition and results of operations.
We publicly disclose certain progress and performance metrics, including the Autonomy Readiness Measure. These metrics are subject to inherent challenges in measurement; real or perceived inaccuracies in such metrics and metrics values that are below expectations could materially and adversely affect our business, prospects, financial condition and results of operations.
We publicly disclose a measure of our progress toward the long-haul launch of the Kodiak Driver (the “Autonomy Readiness Measure”). The Autonomy Readiness Measure is the weighted function of completeness of our safety case, which is an internally-derived, claims-based approach that provides a generalized structured argument to addressing safety items implicated by developing and operating self-driving technology on public roads. There are inherent challenges in calculating the Autonomy Readiness Measure, including the fact that management judgment is used, including when applying weighting to individual pieces of evidence that support the claims that we are making in our safety case based on, among other things, complexity, effort required to complete, scope of the Company’s commercial launch route, as well as when evaluating the percentage complete of a particular piece of evidence. If individual pieces of evidence supporting the claims of our safety case turn out to be more complex, more challenging to complete, insufficiently comprehensive or conclusive, or more time or capital intensive than we originally anticipated, adjustments will be required to be made to our calculations of the Autonomy Readiness Measure. If our Autonomy Readiness Measure is not an accurate representation of our progress toward long-haul launch, or investors perceive this measure not to be accurate, or we discover material inaccuracies in the safety case or our calculations of the Autonomy Readiness Measure, our reputation may be significantly harmed, the timing of the long-haul launch of the Kodiak Driver could be delayed, and our stock price could decline, any of which could materially and adversely affect our business, prospects, financial condition and results of operations.
In addition, our internal systems and tools have a number of limitations, and our methodologies for tracking the Autonomy Readiness Measure may change over time, which could result in unanticipated changes to the metrics or estimates that we publicly disclose. If the internal systems and tools we use to track these metrics are not an accurate indicator of our performance or contain other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring our progress toward our long-haul launch.
Our brand and reputation may be harmed by negative publicity or safety and other concerns regarding the Kodiak Driver and our company. Failure to maintain, protect and enhance our brand may limit our ability to expand or retain our customer base, which may adversely affect our business, financial condition and results of operations.
We must maintain and enhance our brand identity and reputation and increase market awareness of the Kodiak Driver and our company. The successful promotion of our brand will depend on our efforts to achieve widespread acceptance of our technology and solutions, as well as attract and retain customers. We also need to maintain our current market leadership and successfully differentiate our technology and solutions from our competitors. These efforts require substantial expenditures and management attention. We anticipate that those expenditures will increase as our market becomes more competitive, and as we expand our operations. These investments in brand promotion and thought leadership may not yield increased revenue in amounts that offset the increased expenses we incur, or at all, or may require investment of substantial management time. Our brand value and reputation also depend on our ability to provide safe, secure and trustworthy solutions, address customer needs, and protect and use our customers’ and partners’ data in a manner that meets their expectations. Any safety or security incidents or the reporting or perception that they have occurred could result in legal claims or proceedings, regulatory inquiries, investigations and other proceedings, or negative publicity, any of which could harm our reputation or our brand. Damage to our reputation and loss of brand equity may reduce demand for our solutions, cause us to lose customers, and require additional resources to rebuild our reputation and restore the value of our brand, which may adversely affect our business, financial condition and results of operations.
From time to time, we may receive negative publicity, including negative comments on social media platforms or through traditional media about our company, our business, our directors and management, our brand, our technology and solutions, our workforce impacts, our suppliers, our customers or other business partners. This negative publicity may be the result of malicious harassment or unfair competition acts by third parties. We could become subject to government or regulatory investigation as a result of such third-party conduct. We might also be required to spend significant time and incur substantial costs to defend ourselves against such third-party conduct. We may be unable to refute the claims within a reasonable period of time, or at all. Any such negative publicity could negatively impact our brand and reputation, and may adversely affect our business, financial condition and results of operations.
We operate in a highly competitive market and some market participants have substantially greater resources. If we are unable to compete effectively, our business, financial condition and results of operations may be adversely affected.
The markets in which we operate are highly competitive and are characterized by rapid technological change. Our future success will depend on our ability to scale our commercial operations and adoption of our solutions in a timely manner to stay ahead of existing and new competitors. Several companies, including Aurora Innovation, Nuro, Tesla, Waymo, and Zoox, are investing heavily in building AV technology. These companies compete with us directly and indirectly by offering AV technology for the same or similar use cases. If our competitors, including those mentioned above, develop superior technology, or are perceived to have better technology, they may capture market opportunities and establish relationships with customers and partners that might otherwise have been available to us. Further, certain of our competitors have greater financial, marketing, R&D, and other resources than we do, and in certain circumstances are supported by large multinational corporations. In the event that one or more of these competitors broadly commercializes their technology before or more successfully than we do, our business, financial condition and results of operations may be adversely affected.

We may experience difficulties in managing our growth and expanding our operations.
We expect to experience significant growth in the scope and nature of our operations and commercial deployments. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, compliance programs, and business processes. We are currently in the process of strengthening our compliance programs, including in relation to cybersecurity, privacy and anti- corruption. We may also need to reduce our reliance on manual operations in the areas of billing and reporting and make certain other improvements to support our complex arrangements and the rules governing revenue and expense recognition for our future operations. We may not be able to implement improvements in an efficient or timely manner. We may also discover deficiencies in existing controls, programs, systems and procedures, which may have an adverse effect on our business, financial condition and results of operations as well as the accuracy of our reporting.
Our success is contingent on our ability to successfully execute our DaaS business model, including by maintaining, managing, executing, retaining, and expanding our existing customer relationships and obtaining new customers.
Our DaaS business model, which we launched in December 2024 in connection with our partnership with Atlas, and our AV technology is integrated into customer vehicles. Any failure to successfully maintain, manage, execute, retain, and expand these existing customer relationships and obtain new customers operating under our DaaS model may adversely affect our business, financial condition, and results of operations.
In addition, customers may be less likely to adopt our solution if they are not convinced that our business will succeed or that our operations and technology will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among partners, customers, suppliers, and other parties in our solution, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control. Such factors include our limited operating history, lack of customer familiarity with our technology, any delays in scaling deployments, delivery and service operations to meet demand, competition and uncertainty regarding the future of AVs compared with market expectations.
For our DaaS business model to be successful, we will need to enter into additional long-term contracts and commercial arrangements on acceptable terms with new and existing customers. In the event we are not able to enter into such contracts, we may not be able to implement our DaaS business model in the timeframe anticipated, or at all. This could have an adverse effect on our business, financial condition, and results of operations.
Our inability to plan and manage our costs may adversely affect our business, financial condition, and results of operations.
As we grow, we expect our expenses to increase. In order to become a profitable business, we must continuously push initiatives to optimize supporting cost components such as autonomous and truck systems maintenance, cloud storage, telecommunications and satellite data feeds, facilities, operations and personnel costs. In addition, we must manage hardware costs by engineering cost-effective designs for our platform components, achieve adequate scale, manage tariffs, and finalize hardware specifications while enabling continued software improvements. Planning for and managing costs will require significant coordination with our suppliers, partners, and customers. We may not adequately plan for or achieve adequate cost management as expected or at all, which may adversely affect our business, financial condition and results of operations.
Recent and further changes in the tariff and trade policies of the United States or of other countries could increase manufacturing costs, decrease demand for our solution, disrupt supply chains, or otherwise adversely affect our business and financial condition.
There is currently significant uncertainty about the future relationship between the United States and its trading partners with respect to trade policies, tariffs, and similar policies affecting cross-border operations. The
U.S. Government has made and continues to make significant additional changes in U.S. trade policy, specifically tariffs, and may continue to take future actions that could negatively impact our business, including escalating tariffs on the import of goods from most U.S. trading partners. For example, since February 2025, the United States has imposed additional 10-35% fentanyl-related tariffs on certain goods from China, Canada, and Mexico with exceptions for items qualifying for duty-free treatment under the U.S.-Mexico-Canada Agreement (“USMCA”). The U.S. Government has also implemented Section 232 tariffs on various items based on a finding that certain imports threaten to impair U.S. national security, including but not limited to certain articles of steel and aluminum (currently 50%); passenger vehicles, trucks, and automotive components (currently 25%); and articles of copper (currently 50%). In addition, the U.S. Department of Commerce has initiated Section 232 investigations into additional products, including semiconductors and related manufacturing equipment, processed critical minerals, and derivative products; when these investigations are complete, the U.S. Government may decide to levy additional tariffs on such products. The U.S. Government has also imposed, increased, or maintained Section 301 tariffs of 7.5%-100% on certain commodities from certain U.S. trading partners, most prominently China and Brazil. Since April 2025, the U.S. Government has also imposed additional reciprocal tariffs of between 10%-125% on imports from most U.S. trading partners, with certain products exempt from these reciprocal tariff measures, including but not limited to items subject to Section 232 tariffs and certain semiconductors, computers, and other products derivative of critical minerals. However, the scope of these tariffs and exclusions is subject to change. The recent changes in tariff and trade policy underscore the uncertainty regarding the future relationships between the United States and its trading partners.
In response to these and other U.S. trade measures, China, Canada, and other affected countries have taken retaliatory actions to respond. Such actions include the imposition of retaliatory tariffs on imports of products of
U.S. origin, the imposition of export controls on a wide array of products (including rare earth metals and other critical minerals), as well as other actions. The adoption of retaliatory actions by China prompted the United States to further increase its tariff measures, and continued escalation of tariffs and trade measures could result in the outbreak of a trade war. The trade and tariff policies of the United States and other countries are currently fluid and subject to further changes.
These and future changes to trade policy and tariffs could negatively impact our business. While we plan to obtain components from multiple sources whenever available and desirable, some of the components used in our hardware and technology are currently purchased from a single or limited number of suppliers. These single or limited source suppliers are located in China, the European Union and Mexico. Thus, while we will make efforts to mitigate the impacts of escalated tariffs on our supply chain, we may be unsuccessful in fully mitigating these effects, or unable to do so at reasonable cost. Recent increases in the tariffs imposed by the United States or other countries may: (i) have an uncertain effect on the manufacture of our products, including affecting the availability of our products, or of materials used in our products; (ii) affect the prices at which our products, or materials used in our products, may be obtained; (iii) result in customers delaying orders pending additional certainty in the tariff landscape; and (iv) may have other effects. Should the trade relationships between the United States and its trading partners remain strained or worsen, our business, liquidity, financial condition, and results of operations may therefore be materially and adversely affected.
We depend on the experience and expertise of our senior management team, engineers, and certain other key employees. The loss of any executive officer or key employee, or the inability to identify, recruit and retain qualified employees in a timely manner, may adversely affect our business, financial condition and results of operations.
Our success depends largely upon the continued services of our executive officers, engineers, and certain other key employees. We rely on our executive officers, engineers, and key employees in the areas of business strategy, research and development, marketing, communications, sales, services, and general and administrative functions. We compete for talent with other companies, including companies that are larger and have greater resources than we do. Competition for talent in the AV and AI industries, especially in the San Francisco Bay Area, is intense and often leads to increased compensation and other personnel costs. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our continued ability to compete effectively depends on our ability to attract substantial numbers of qualified new employees and to retain and motivate our existing employees. Also, to the extent we hire employees from competitors or other companies, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information of their former employers. Any material departures of our executive management team, engineers, or key employees, may individually or in the aggregate, adversely affect our business, financial condition, and results of operations.
Furthermore, changes to our board of directors and senior management, and unfavorable publicity regarding succession planning may adversely affect our ability to attract and retain qualified personnel. We do not maintain meaningful key-person insurance for any member of our senior management team or any other key employee.
We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period. Accordingly, our executive officers and other key personnel may terminate their employment with us at any time. The loss of one or more of our executive officers, engineers, or key employees may adversely affect our business, financial condition, and results of operations.

We rely on our third-party suppliers, OEMs, upfitters, services providers and partners, some of which are single or limited-source suppliers or providers of certain key components for, and services used in connection with, the Kodiak Driver, and are thus susceptible to supply shortages, long lead times for components, supply changes, and limitations or constraints on service provider support availability or capacity.
We rely on third-party suppliers, OEMs, upfitters, service providers and partners to design, develop, industrialize, manufacture, and supply components for the Kodiak Driver. While we plan to obtain components from multiple sources whenever available and desirable, some of the components used in our hardware and technology are currently purchased from a single or limited number of suppliers. We refer to these suppliers as our single or limited source suppliers. Some of the components we obtain from single or limited source suppliers are manufactured in China, and the pricing of these components has been and may continue to be significantly affected by tariffs.
Components from single or limited source suppliers are susceptible to supply shortages, long lead times, and changes in trade policies and other supply changes, any of which may disrupt our supply chain and may delay the scaling of our commercial operations. If we change suppliers for any components, significant delays may occur, including initial delays for software and hardware integration, engineering, and validation. Changing suppliers may also create a delay or shortage in supply and changes to manufacturing processes. These delays may adversely affect our business, financial condition, results of operations and delay the scaling of our product.
We currently rely on partners for vehicle integration, or upfitting, of the Kodiak Driver and for remote monitoring and remote assistance services. Collaboration with third parties to provide these services is subject to risks that are outside of our control. As we scale our operations, we expect to increase our reliance on these third parties.
We have in the past, and may in the future, experience delays in development and production when and if our suppliers do not meet agreed upon timelines or experience capacity constraints. There is also a risk of potential disputes with suppliers, OEMs, and partners which may stop or slow our ability to integrate the Kodiak Driver in customer fleets. If OEMs, suppliers or other partners determine that they will not support AV deployments or limit how AV technology can be deployed using their components, or if we are unable to work collaboratively with such partners to integrate the Kodiak Driver with commonly used commercial trucks, our business, financial condition and results of operations may be adversely affected. In addition, we cannot guarantee that our suppliers, OEMs, or upfitting partners will not deviate from agreed-upon quality standards, which could result in delays or, if undetected by us, quality issues that may adversely affect our brand and reputation, business, prospects and results of operations.
We may be unable to enter into agreements with suppliers, OEMs, or upfitting partners on terms and conditions acceptable to us. As a result, we may need to contract with other third parties or significantly add to our own production capacity. While we believe that we could establish alternate supply or service partner relationships, we may be unable to do so in the short term, or at all, at prices or quality levels and/or on terms that are favorable to us. Accordingly, we may experience significant delays while re-engineering our system to accept replacement parts. We may not be able to engage other third parties or establish or expand our own production capacity to meet our needs on acceptable terms, or at all. The expense and time required to adequately complete any transition may be greater than anticipated. Any of the foregoing may adversely affect our business, financial condition, and results of operations.
We are subject to cybersecurity risks related to our operational systems, security systems, infrastructure, integrated software and partners’ and customers’ data processed by us or third-party vendors. Any material failure, security breach or other cyber incidents may prevent us from effectively operating our business, and could result in investigations, litigation, or penalties, any of which may adversely affect our business, financial condition, and results of operations.
We are at risk for breaches or other cyber incidents of operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us, our customers, or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; our integrated software or artificial intelligence; and partner, customer, or driver data that we process or our third-party vendors or suppliers process on our behalf. Any such cyber incident may materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of partners, customers, employees, suppliers, drivers or others; jeopardize the security of our facilities; or affect the performance of the Kodiak Driver. A cyber incident may be caused by disasters, insiders, through inadvertence or with malicious intent, or malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although we maintain and continue to develop measures designed to protect us against security breaches and other cyber incidents, such measures require frequent updates and improvements. We cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of systems and measures designed to prevent cyber incidents requires significant management time, support and cost.
Moreover, there are inherent risks associated with developing, improving, expanding and updating current measures, including the disruption of our data management, procurement, production, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data, procure parts or supplies or produce, sell, deliver and service our solutions, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that the measures upon which we rely, including those of our customers, third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results may be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property may be compromised or misappropriated, or data (including personal information) could be exfiltrated or improperly used. Any material failure, security breach or other cyber incident may prevent us from effectively operating our business, cause us to lose competitive advantages, and subject us to investigations, litigation, or penalties, any of which may adversely affect our business, financial condition, and results of operations. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions. In addition, our cyber insurance coverage may not be sufficient to cover all the losses we may experience as a result of a cyber incident.
Interruptions, outages, or failures of information technology and communications infrastructure and systems that we rely upon may adversely affect our business, financial condition, and results of operations.
We currently rely on a variety of information technology and communications infrastructure and related systems, including cloud computing, cloud storage and telecom and satellite data feeds. For example, we use Amazon Web Services (“AWS”), which had a material outage in October 2025, to host portions of our technology and support our technology development. The availability and effectiveness of our services depend on the continued operation of AWS, and other third- party information technology and communications systems. Our systems, and those of our third-party service providers, including AWS, are vulnerable to damage, interruption, or any other compromise as the result of, among others, physical theft, fire, terrorist attacks, natural disasters such as earthquakes, floods, power losses or shortages, war, telecommunications and satellite communication failures, viruses, denial or degradation of service attacks, ransomware, social engineering schemes, insider theft or misuse or other attempts to harm our systems. We use reputable third-party service providers or vendors to process a significant portion of our data. However, these providers are also vulnerable to harms similar to those that may damage our systems, including sabotage and cyberattacks, which may cause potential disruptions to our business, or unauthorized access to or use of our data, including personal information. Because our technology requires significant processing power, it may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand the use of the Kodiak Driver. Some of our systems may not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems with our communications, infrastructure, third-party cloud hosting providers or similar systems may result in lengthy interruptions to our business, adversely affecting our business, financial condition and results of operations.
Risks Related to the Government Contracts
A significant portion of our historical revenue has come from our contracts with the DoW, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the U.S. Government may adversely affect our business, financial condition, and results of operations.
We have historically derived a significant portion of our revenue from contracts with U.S. Government agencies, in particular contracts with the U.S. Army for the automation of ground vehicles. Sales to such government agencies are subject to a number of challenges and risks. Selling to government agencies can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. We also must comply with laws and regulations relating to the formation, administration, and performance of contracts, and contract clauses including those arising from law, regulations and executive orders, all of which impose obligations and provide U.S. Government customers rights, many of which are not typically found in commercial contracts.
Accordingly, our business, financial condition and results of operations may be adversely affected by certain events or activities, including:

•    changes in fiscal or contracting policies or decreases in available government funding, particularly in the event of a federal government shutdown;
•    changes in government programs, funding priorities, and requirements;
•    changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding;
•    changes in government administration and national and international priorities, including developments in the geopolitical environment;
•    changes in the government’s attitude towards the capabilities that we offer, especially in the areas of national defense;
•    changes in the government’s attitude towards us as a company or our solutions as viable or acceptable autonomy solutions;
•    appeals, disputes, or litigation relating to government procurement, including bid protests by unsuccessful bidders on potential or actual awards of contracts to us by the government;
•    the adoption of new laws or regulations or changes to existing laws or regulations;
•    budgetary constraints, including automatic reductions as a result of “sequestration” or similar measures and constraints imposed by any lapses in appropriations for the federal government or certain of its departments and agencies;
•    influence by, or competition from, third parties with respect to pending, new, or existing contracts with government customers;
•    potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics;
•    increased or unexpected costs or unanticipated delays caused by other factors outside of our control, such as supply chain constraints; and
•    government exercises of contractual rights, including the right to terminate contracts when in the government’s interest; exercise contract options; the right to reduce orders under or otherwise modify contracts; cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable; and prohibit future procurement awards with a particular agency due to a finding of organizational conflicts of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors, or the existence of conflicting roles that might bias a contractor’s judgment.
Any such event, activity, or action, among others, may cause governmental agencies to delay or refrain from purchasing our solutions in the future, reduce the size or payment amounts of purchases from existing or new government customers, or otherwise adversely affect our business, financial condition, and results of operations.
In addition, we may be required to compete for contracts in a competitive bidding process. We may compete directly with other suppliers or align with a prime or subcontractor competing for a contract. We may not be awarded the contract if the pricing or product offering is not competitive, either at our level or the prime or subcontractor level. In addition, in the event we are awarded a contract, we are subject to protests by losing bidders of contract awards that can result in the reopening of the bidding process, re-evaluation and new award of the contract to another bidder. In addition, we may be subject to multiple rebid requirements over the life of a program in order to continue to participate in such program, which can result in the loss of the program or significantly reduce our revenue or margin from the program. Further, the U.S. Government or a government contractor customer could require us to relinquish data rights to a product in connection with performing work on a government contract, which could lead to a loss of valuable technology and intellectual property in order to participate in a government program.
Significant costs may be incurred to ensure compliance with requirements unique to government contracts. Uncertainty exists with regard to proposed and future changes to government contract regulatory requirements, and such changes could subject our company to increased risks and costs. We may be subject to the Federal Acquisition Regulation (“FAR”) and agency supplemental acquisition regulations including the Defense Federal Acquisition Regulation Supplement (“DFARS”) as well as other contractual terms that subject us to federal cybersecurity requirements. U.S. Government customers contractually require us to notify them of security breaches or other cyber incidents. If an actual or perceived breach of security measures, unauthorized access to our system or the systems of the third-party vendors that we rely upon, or any other cybersecurity threat occurs, we may face direct or indirect liability, costs, or damages, contract termination. In addition, our reputation in the industry and with current and potential customers may be compromised, our ability to attract new customers could be negatively affected, and our business, financial condition, and results of operations could be materially and adversely affected. Amendments to DoW cybersecurity requirements, such as through amendments to the FAR or DFARS, may increase our costs or delay the award of contracts if we are unable to certify that we satisfy such cybersecurity requirements.
Certain of our customer contracts may be terminated by the customer at any time for convenience and/or may contain other provisions permitting the customer to discontinue contract performance, and if terminated contracts are not replaced, our results of operations may differ materially and adversely from those anticipated. In addition, our contracts with government customers often contain provisions with additional rights and remedies favorable to such customers that are not typically found in commercial contracts.
All or substantially all of our contracts, including our government contracts, contain termination for convenience provisions. Customers that terminate such contracts may also be entitled to a pro rata refund of the amount of the customer deposit for the period of time remaining in the contract term after the applicable termination notice period expires. Government contracts often contain provisions and are subject to laws and regulations that provide government customers with additional rights and remedies not typically found in commercial contracts. These rights and remedies allow government customers, among other things, to:
•    terminate existing contracts for convenience with short notice;
•    reduce orders under or otherwise modify contracts;
•    for some contracts, (i) demand a refund, make a forward price adjustment, or terminate a contract for default if a contractor provided inaccurate or incomplete data during the contract negotiation process and (ii) reduce the contract price under triggering circumstances, including the revision of price lists or other documents upon which the contract award was predicated;
•    cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•    decline to exercise an option to renew a multi-year contract or issue task orders in connection with indefinite delivery/indefinite quantity contracts;
•    claim rights in solutions, systems, or technology produced by us, appropriate such work-product for their continued use without continuing to contract for our services, and disclose such work-product to third parties, including other government agencies and our competitors, which could harm our competitive position;
•    prohibit future procurement awards with a particular agency due to a finding of organizational conflicts of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors, or the existence of conflicting roles that might bias a contractor’s judgment;
•    subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction, or modification of the awarded contract;
•    suspend us from doing business with the applicable government; and
•    control or prohibit the export of our services.
If a customer were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts, or if a government were to suspend or debar us from doing business with such government, our business, financial condition, and results of operations would be materially harmed.
Failure to comply with laws, regulations, or contractual provisions applicable to our business could cause us to lose U.S. Government customers or our ability to contract with the United States and other governments.
As a government contractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts and inclusion on government contract vehicles, which affect how we and our partners do business with government agencies. As a result of actual or perceived noncompliance with government contracting laws, regulations, or contractual provisions, we may be subject to audits and internal investigations. This may prove costly to our business financially, divert management time, tarnish our brand among customers and potential customers, affect our ability to hire, attract and maintain qualified employees, or limit our ability to continue selling our platforms and services to our government customers. These laws and regulations may impose other added costs on our business. Failure to comply with these or other applicable regulations and requirements, including non-

compliance in the past, could subject us to investigations, administrative proceedings, sanctions, enforcement actions, disgorgement of profits, claims for damages, civil and criminal penalties, termination of contracts and suspension or debarment from government contracting for a period of time with government agencies. Any negative outcome from such inquiries or investigations or failure to prevail in any possible civil or criminal litigation, damages, penalties, disruption, or limitation in our ability to do business with a government could adversely affect our business, financial condition and results of operations.
Risks Related to Our Intellectual Property Rights
We may not be able to adequately establish, maintain, protect, and enforce our technology and intellectual property rights or prevent others from unauthorized use of our technology and intellectual property rights, which may adversely affect our business, financial condition, and results of operations. Our efforts to protect and enforce our intellectual property rights and prevent third parties from violating our intellectual property rights may be costly and time-consuming, or less effective than anticipated.
Our technology and intellectual property rights are a valuable asset of our business. Our success depends in part on our ability to protect our core technology and intellectual property rights. Failure to adequately protect our technology or intellectual property rights may result in the loss of our ability to maintain a competitive advantage. Even if we are able to protect our technology and intellectual property rights, our competitors may be able to offer similar products and services without infringing our rights. We rely on a combination of patents, trademarks, copyrights and trade secrets, in addition to employee and third-party nondisclosure agreements, intellectual property assignment agreements, intellectual property licenses, and other contractual rights, to establish, maintain, protect and enforce our rights in our technology and intellectual property rights, including trade secrets and other confidential information. Intellectual property laws and our procedures and restrictions provide only limited protection. Any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. If we fail to protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete. While we take measures to protect our technology and intellectual property rights, such efforts may be insufficient or ineffective, and any of our intellectual property rights may be challenged, which may result in them being narrowed in scope or declared invalid or unenforceable. Other parties may also independently develop technologies that are substantially similar or superior to ours, and we may not be able to prohibit uses of such technologies. We may also be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership or other rights in technology or intellectual property rights we regard as our own. The measures we take to protect our technology and intellectual property rights from unauthorized use by others may not be effective and there can be no assurance that our intellectual property rights or enforcement efforts will be sufficient to protect against others offering products, services or technologies that are substantially similar or superior to ours or that compete with our business.
To the extent that our employees, consultants, contractors, advisors and other third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. While we seek to protect our rights in such know-how and inventions, the measures we take may not be sufficient. Costly and time-consuming litigation may be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for our know-how and inventions may adversely affect our business, financial condition and results of operations.
We may in the future be involved in litigation to enforce our intellectual property rights and to protect our trade secrets. Our efforts to enforce our intellectual property rights or trade secrets may be met with defenses, counterclaims and countersuits, including challenges on the validity and enforceability of our intellectual property. Any litigation initiated by us concerning the violation by third parties of our intellectual property rights is likely to be expensive and time-consuming and is likely to be distracting to management. Any such litigation could lead to the invalidation of, or render unenforceable, our intellectual property rights, or may otherwise have negative consequences for us. Further, detecting unauthorized use of our technology or intellectual property rights may be difficult, expensive, and time consuming, and we may not be able to identify and seek to prevent such uses. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, may delay the introduction and implementation of new technologies. This could result in us being required to substitute inferior or more costly technologies into the Kodiak Driver, or injure our reputation and the goodwill associated with our brand and business operations. Moreover, in certain foreign countries where the intellectual property laws may not be as protective as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak, we may be unable to stop others from infringing or misappropriating our intellectual property rights. If we fail to meaningfully establish, maintain, protect and enforce our intellectual property and proprietary rights, our business, financial condition and results of operations may be adversely affected.

We believe that our patents are fundamental to our solutions in the area of AV technology. Unauthorized parties may attempt to copy or reverse engineer our technology or certain aspects of our solutions that we consider proprietary. Litigation may be necessary in the future to enforce or defend our patents, to prevent unauthorized parties from copying or reverse engineering our solutions, to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products into the United States. Initiation of any action related to patents may have multi-faceted responses, including defenses and counterclaims in the initiated action, invalidity actions in other governmental agencies, and other actions in other jurisdictions, possibly internationally. Such defenses could result in the invalidation or narrowing of our patent rights.
Whether initiated by us or a third party, any such litigation may result in substantial costs and diversion of management resources and attention. Additionally, it may force us to acquire intellectual property rights or licenses, which may involve substantial royalty or other payments and may not be available on acceptable terms, or at all. This may adversely affect our business, financial condition, and results of operations. Even if we obtain favorable outcomes in litigation, we may not be able to obtain adequate remedies, especially in the context of unauthorized parties copying or reverse engineering our solutions.
We rely on licenses from third parties for technology and intellectual property rights that are critical to our business, and we may lose the rights to use such technology or intellectual property rights if those agreements are terminated or not renewed.
We rely on licenses from certain of our partners and other third parties for technology and intellectual property rights that are or may become critical to our business. Termination of our current or future license agreements may cause us to have to negotiate new or restated agreements with less favorable terms or cause us to lose our rights under the original agreements. In such event, we could also incur delays and costs associated with the procurement of licenses for substitute technology or intellectual property rights, which may not be of the same quality or effectiveness as those provided under the prior license.
In the case of a loss of intellectual property rights used in the Kodiak Driver or our other proprietary systems, we may not be able to continue to integrate certain components into our solution or for our operations. We could also experience disruption to our manufacturing and procurement processes as we test and requalify any potential replacement technology. Even if we retain the licenses, the licenses may not be exclusive with respect to such component design or technologies, which may aid our competitors and adversely affect our business, financial condition, and results of operations.
We may be subject to intellectual property infringement claims, which, whether meritless or not, may be expensive and time-consuming to defend, distract management, require us to pay significant damages and limit our ability to use certain technologies, any of which may adversely affect our business, financial condition and results of operations.
The industry in which our business operates is characterized by a large number of patents, some of which may be of questionable scope, validity or enforceability, and some of which may appear to overlap with other issued patents. As a result, there is a significant amount of uncertainty in the industry regarding patent protection and infringement. In recent years, there has been a significant volume of litigation globally, including in the AV industry involving patents and other intellectual property rights, including suits initiated by non-practicing entities, such as patent holding companies. Third parties have asserted, and may in the future assert, that we have infringed, misappropriated or otherwise violated their intellectual property rights. We may not be able to obtain a license on commercially reasonable terms, or at all. As we face increasing competition and as a public company, the possibility of third parties asserting claims against us relating to intellectual property rights grows. Such claims and litigation may involve one or more of our competitors seeking to use their patents and other intellectual property rights to obtain a competitive advantage. Such claims could also be initiated by patent holding companies or other adverse intellectual property rights holders who have no relevant product and service revenue. Patents, patent applications and other intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property rights claims against us. Patent holding companies may also be advantaged in a lawsuit by limited costs, at least in part because they do not provide products or services.
There may be intellectual property rights held by others, including issued or pending patents, that cover significant aspects of our technologies or business methods. We cannot assure you that we are not infringing or violating or have not infringed or violated any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. In addition, because patent applications can take many years to issue and are not initially published for the public to view, there may be applications now pending of which we are unaware, which may later result in issued patents that technology may infringe. Given the highly competitive nature of the space in which we operate, we expect that in the future we may receive notices that claim we or our collaborators have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows.
Regardless of the merits, defending ourselves against any intellectual property claims brought by third parties may be time-consuming and could result in substantial costs and a diversion of our resources. These claims and any resulting lawsuits, if resolved adversely to us, may subject us to significant liability for damages, impose temporary or permanent injunctions against our solution, technologies or business operations, or invalidate or render unenforceable our intellectual property rights. We may not be able to obtain necessary licenses on commercially reasonable terms, or at all.
If our technology is determined to infringe a valid and enforceable patent, or if we wish to avoid potential intellectual property litigation on any alleged infringement, misappropriation or other violation of third party intellectual property rights, we may be required to do one or more of the following: (i) cease development, sales, provision or use of our solutions that incorporate, use, implement, or rely on the asserted intellectual property right; (ii) obtain a license from the owner of the asserted intellectual property right, which may be unavailable on commercially reasonable terms, or at all, or which may be non-exclusive, in which case our competitors and other third parties may obtain access to the same technologies licensed to us; (iii) pay substantial royalties or other damages; or (iv) redesign our technology or one or more aspects or systems of the Kodiak Driver to avoid any infringement or allegations thereof. These options may not always be commercially feasible. Additionally, in our ordinary course of business, we agree to indemnify our customers, partners and other commercial counterparties for claims of infringement of intellectual property rights arising out of their use of our technology, so we may face liability to our business partners or third parties for indemnification, the costs of defending the claim, or other remedies in the event that a claim subject to our indemnification obligation is made against them.
We license third-party technology or intellectual property rights. Consequently, we could face claims that our use of such in-licensed technology or exercise of such intellectual property rights infringes, misappropriates or otherwise violates the intellectual property rights of others. In such cases, we may be permitted to seek indemnification from our licensors under our agreement with the licensor. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses.
We also may not be successful in attempts to redesign our technology to avoid any alleged infringement. A successful claim of infringement against us, or our failure or inability to develop and implement non-infringing technology or receive a license for the infringed intellectual property rights on acceptable terms and on a timely basis, could adversely affect our business and results of operations. Furthermore, such lawsuits, regardless of their merit or success, would likely be time-consuming and expensive to resolve and might divert management’s time and attention from our business, which may adversely affect our business, financial condition and results of operations. Also, such lawsuits, regardless of their merit or success, may harm our reputation with customers and in the industry at large.
Our applications for patents or other intellectual property rights registration may not issue or be registered, which may adversely affect our ability to prevent others from commercially exploiting products and technologies similar to ours.
Registration of intellectual property rights can be an expensive and time-consuming process. This may involve both research as to the pre-existing rights of other parties and engagement with complex government procedures and documentation. It is possible that examiners, registrars, and other government authorities who oversee applications for registration of intellectual property rights would contest the validity or registrability of our intellectual property rights. Overcoming such registration challenges could require significant effort and expense. If we are not able to timely obtain registrations for our intellectual property rights, this will negatively affect our ability to enforce the same against infringers, which may in turn create risks for our business as said infringers continue to operate.
We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application that covers the same subject matter as the application we have submitted, we may not be entitled to the protection sought by the patent application. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents. Any unanticipated issues in the scope of the patent protection we seek may adversely affect our business, financial condition and results of operations.
Further, changes to patent law, or the inability to enforce our patents in certain jurisdictions, may limit the scope of our patents, limit the enforceability or validity of our patents, or be limited by subject matter eligibility, in part or fully.
Parties in various jurisdictions and/or overlapping markets may be currently using brands, logos, or trademarks that are the same as or confusingly similar to those that we currently use or intend to use. While we will endeavor to avoid the use of any brand or trademark which would cause consumer confusion, it is possible that the use of our brands or trademarks could create consumer confusion in certain markets or jurisdictions. In such an event, we may be required to modify or discontinue the use of our existing brands or trademarks in part or in whole. Any efforts to redesign or replace existing branding may be costly, disrupt customer recognition or public perception, require substantial marketing investments to rebuild brand awareness, or otherwise result in delays or disruption to the effective marketing of our solution. Any of these may adversely affect our business, financial condition, and results of operations.
Our patents may expire and may not be extended, our patent applications may not be granted and our patent rights may be contested, circumvented, invalidated, or their scope limited. As a result, we may not be able to prevent others from developing or exploiting competing technologies, which may adversely affect our business, prospects, financial condition and results of operations.
We cannot be certain that we will be granted patents pursuant to our pending applications. Even if our patent applications succeed and we are issued patents in accordance with them, these patents may still be contested, circumvented or invalidated in the future. Future innovations by others may provide opportunities to design around our granted patents. In addition, the rights granted under any issued patents may not provide us with meaningful protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others may also bar us and our customers and licensees from exploiting any patents that issue from our pending applications or may otherwise limit the scope of any issued patent claims.
Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. These patents and patent applications might have priority over our patent applications and may result in our patent applications not being issued or being subject to significant limitations in their scope. Finally, in addition to those who may claim priority, any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable.
Certain of our innovations are embodied in proprietary information that may not be patentable or subject to copyrights, trademark, trade dress or service mark protection.
Certain of our innovations are embodied in proprietary information, such as trade secrets, know-how and confidential information, such that those innovations may not be patentable or subject to copyright, trademark, trade dress, service mark protection or other registrable intellectual property, or that we believe is best protected by means that do not require public disclosure. We generally seek to protect this proprietary information by entering into third-party confidentiality agreements and consulting services or employment agreements that contain non-disclosure and non-use provisions with our employees, consultants, contractors and other third parties. However, we may fail to enter into the necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Trade secrets or confidential information may also be willfully or unintentionally disclosed, including by employees, who may leave our company and join our competitors.
Notwithstanding contractual protections, we have limited control over the protection of our trade secrets held or used by our customers, OEMs, upfitters, suppliers and partners, and may lose future trade secret protection if any unauthorized disclosure of such information occurs. If any of our trade secrets were to be lawfully obtained by a competitor or other third party from our customers, OEMs, upfitters, suppliers and partners, we may have no right to prevent them from using that trade secret to compete with us. If any of our trade secrets were to be disclosed, whether lawfully or otherwise, to a competitor or other third party, our business, financial condition and results of operations may be adversely affected.
While we maintain policies to prevent trade secrets or confidential information from being disclosed in an inappropriate manner to third-party controlled large language models or other artificial intelligence, breaches of these policies, or unauthorized disclosures by third parties, may result in disclosure of information to third parties and could result in loss of our trade secrets or disclosure of our trade secrets or confidential information to our competitors. In addition, our proprietary information may be independently developed by our competitors or other third parties, and we would have no basis to stop such uses. Any failure to protect our trade secrets or other proprietary information may adversely affect our business, financial condition, and results of operations.
Furthermore, laws regarding trade secret rights in certain markets where we operate may afford little or no protection to our trade secrets.
We also rely on physical and electronic security measures to protect our proprietary information, but we cannot provide assurance that these security measures will not be breached or provide adequate protection for our property or any proprietary information that we hold. There is a risk that third parties may obtain and improperly utilize or disclose our proprietary information to our competitive disadvantage. We may not be able to detect or prevent the unauthorized use of such information or take appropriate and timely steps to enforce our intellectual property rights.
We may be subject to claims that we or our employees have wrongfully used or disclosed trade secrets or other proprietary information of our employees’ former employers, which, whether or not meritless, could be distracting to management, expensive and time-consuming to defend, and result in significant liability and harm our reputation, any of which may adversely affect our business, financial condition, and results of operations.
Our industry is highly competitive, specifically with respect to management, engineers and other key employees, and claims of trade secret misappropriation have been made in the past between competitors. We may be subject to claims that we or our employees have inadvertently, purposefully, or otherwise used or disclosed trade secrets or other proprietary information of an employee’s former employer. While we use reasonable efforts to advise against, and require our employees not to use any trade secrets or proprietary information from their former employers in the development of our technology and intellectual property, we cannot guarantee that our processes or requirements will be effective. Litigation may be necessary to defend against these claims, whether or not they have merit. Even if we are successful in defending against these claims, litigation may result in substantial costs and demands on management resources. If we fail in defending such claims, in addition to paying significant monetary damages, we may also lose the ability to utilize valuable intellectual property rights or retain key personnel. A loss of key personnel or their work product, or the ability to use proprietary information we regarded as our own, may hamper or prevent our ability to scale our commercial operations, which may adversely affect our business, financial condition and results of operations. In addition, if we are required to re-design or re-engineer our technology as a result of any such litigation, whether or not such litigation has merit, our business, financial condition, and results of operations may be adversely affected.
Our software contains third-party open-source software components, which may expose us to information security vulnerabilities, result in failures, errors, and defects, and may not be supported now or in the future. Our failure to comply with the terms of the underlying open-source software licenses may restrict our ability to sell our products, give rise to claims for infringement or breach of contract, or require us to disclose and license certain of our proprietary source code.
Our software contains components that are licensed under so-called “open-source,” “free” or other similar licenses. Use and distribution of open-source software may entail greater risks than use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. Accordingly, we cannot assure that the authors of such open-source software will implement or push updates to address security risks or will not abandon further development and maintenance. In addition, the public availability of such software may make it easier for others to compromise, copy or reverse-engineer our technology. Many of the risks associated with the use of open-source software cannot be eliminated. If not properly addressed, these risks could negatively affect our business, our intellectual property and the security of our systems, products and services. To the extent that our systems depend upon the successful operation of the open-source software it uses, any undetected errors or defects in such open-source software may prevent the deployment or impair the functionality or security of our systems or applications, delay the introduction of new solutions, result in a failure of our systems, products or services, and injure our reputation. For example, undetected errors or defects in open-source software may render it vulnerable to breaches or cyberattacks and make our systems more vulnerable to security breaches and other cyber incidents.
Open-source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. Open-source license terms are often ambiguous, sporadically and unpredictably enforced, and there is little legal precedent governing their interpretation. Certain open-source licenses may give rise to obligations to disclose or license our source code or other intellectual property rights if such open-source software is integrated with our proprietary software or distributed in certain ways. We currently combine our proprietary software with open-source software, but not in a manner that we believe requires the release of the source code of our material proprietary software to the public. If we combine or distribute our proprietary software with open-source software in a manner that is determined to require disclosure of our proprietary software under the terms of an open-source license, we may decide to release the source code to our proprietary software as open-source software or cease using the relevant open-source software which might be costly or otherwise difficult to replace. In addition, if the license terms for newer versions of the open-source software that we use change, we may be forced to re-design or re-engineer our software, incur additional costs or discontinue the use of certain offerings if re-designing or re-engineering may not be accomplished in a timely manner.

Although we monitor our use of open-source software to avoid subjecting material proprietary software to unintended conditions, there is a risk that these licenses may be construed in a way that may impose unanticipated conditions or restrictions on our ability to commercialize our offerings. We may be subject to lawsuits by parties claiming ownership of what we believe to be open-source software or claiming non-compliance with the terms and conditions of an open-source license. Should that occur, we may incur significant legal costs defending ourselves against such allegations. If we were held to have breached or to have failed to fully comply with such terms and conditions, we may face infringement claims or other liability, including contractual liability, may be required to seek costly licenses from third parties to continue providing our technology, including on terms that are not economically feasible, to re-design or re-engineer our technology, or to make generally available, in source code form our proprietary code, any of which may adversely affect our business, financial condition and operating results. We cannot guarantee that we have used open-source software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.
We may not be able to protect our intellectual property rights globally, and changes in U.S. intellectual property law may diminish the value of our intellectual property rights in general, thereby impairing our ability to protect our products.
Decisions by the U.S. Supreme Court involving patent rights may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. In addition, the extent to which intellectual property rights can be used to protect artificial intelligence, datasets, weights, and biases is not yet settled under U.S. law, and is subject to change. Any change to the treatment of intellectual property rights, or to the available scope of intellectual property rights in such technologies, may adversely affect our business, financial condition, and results of operations.
Further, the standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable for business methods. As such, we do not know the degree of future protection that we will have on our technologies, products, and services. While we will endeavor to protect our technologies, products, and services with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time-consuming, expensive, and sometimes unpredictable.
The U.S. Supreme Court has ruled on several patent cases in recent years, such as Impression Products, Inc. v. Lexmark International, Inc., Association for Molecular Pathology v. Myriad Genetics, Inc., Mayo Collaborative Services v. Prometheus Laboratories, Inc. and Alice Corporation Pty. Ltd. v. CLS Bank International, and the Court of Appeal for the Federal Circuit has ruled on cases such as Recentive Analytics, Inc. v. Fox. Corp. In each case the courts have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, these rulings have created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents may change in unpredictable ways, which may weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Actions in foreign jurisdictions may create similar problems or may create divergent issues based on uncertain or different results.
Risks Related to Our Legal and Regulatory Environment
We are subject to substantial regulations, including regulations governing motor carriers and autonomous vehicles, and unfavorable changes to, whether initiated by regulators or through the pressure of organized labor, or failure by us to comply with, these regulations may adversely affect our business, financial condition and results of operations.
Currently, there are no FMVSSs or Federal Motor Carrier Safety Regulations (“FMCSRs”) that expressly relate to the performance of AV technology. Further, there are currently no widely accepted uniform standards regarding AV technology and its commercial use. We work closely with law enforcement and regulators, and we have built organizational, operational, and safety processes to ensure that the performance of our technology meets rigorous standards. However, these measures may not meet future regulatory requirements enacted by government bodies. We may also be subject to future regulatory requirements that could limit the operation and commercialization of AV technology. In some jurisdictions, we may be required to present our own safety justification and evidence base, and in other areas it is possible that we may be required to pass specific autonomous safety tests. The failure to pass these safety tests or receive appropriate regulatory approvals for commercialization may adversely affect our business, financial condition, and results of operations.
We move freight in interstate and intrastate commerce as a motor carrier authorized by the Federal Motor Carrier Safety Administration (“FMCSA”) and other state transportation agencies and are subject to rules and regulations related to the safe operation on public roadways. Failure to comply with these rules and regulations may result in inquiries, investigations, and possible termination of motor carrier authority. For example, we are subject to the FMCSRs, including certain regulations that may be difficult for the Kodiak Driver to comply with. Most notably, operators of commercial motor vehicles, including us and our customers, are required in certain circumstances to place warning devices around trucks, including Kodiak Driver-powered trucks, stopped on the side of public roadways. While FMCSA recently approved an exemption process for warning triangle placement, we may not receive an exemption from USDOT, or USDOT may not change or eliminate this regulation, to provide us with an alternative approach to complying with this requirement or other similar operational requirements. Also, in installing our product onto the base vehicles, we must ensure the vehicles are not taken out of FMVSS compliance. Failure to do so may subject us to significant liabilities and possible barring of further vehicle development.
It is also possible that future autonomous regulations are not standardized, and our technology becomes subject to differing regulations across jurisdictions (e.g. federal, state, local, and international). For example, in Europe, certain vehicle safety regulations apply to automated braking and steering systems, and certain treaties also restrict the operations of certain higher levels of automation. As of September 30, 2025, 24 U.S. states have passed legislation allowing for the deployment of driverless trucks, and most other states allow testing with a safety driver in the vehicle. Many other states are considering legislation and regulations that may adversely affect autonomous and driverless technologies. Despite advances in U.S. state legislation, there is currently no comprehensive U.S. federal framework for autonomous vehicle deployment. This regulatory patchwork, and the ongoing legislative and regulatory efforts at various jurisdictional levels, may hinder the commercial deployment of our technology and adversely affect our business prospects and financial condition.
Further, organized labor, in particular the International Brotherhood of Teamsters, has opposed driverless technology and is increasingly using its political influence to attempt to slow or stop driverless deployment. In 2025, supporters of organized labor in approximately 20 states introduced legislation that would require human drivers to be physically present in all commercial motor vehicles equipped with AV technology. These states included California, Colorado, Delaware, Nevada, New Mexico and Texas. As of September 30, 2025, no such introduced legislation has become law; however, organized labor and other opponents to driverless development may ultimately be successful and, even if unsuccessful, we may spend significant time and resources in opposition to such efforts, any of which may adversely affect our business, prospects, and results of operations.
Changes in automotive or autonomy safety regulations, enforcement of such regulations, or concerns about AV technologies that result in regulation of the AV ground transportation industry may adversely affect our business.
Government vehicle safety regulations could have a substantial impact on our business, prospects, and our future plans. Government safety regulations are subject to change based on a number of factors that are not within our control. Such factors include new scientific or technological data, adverse publicity regarding industry recalls and perceived or actual safety risks associated with autonomous ground transportation technology, crashes involving autonomous vehicles, domestic and foreign political developments or considerations, and litigation relating to autonomous vehicles. Changes in government regulations, especially in autonomous ground transportation and the ground transportation industry may adversely affect our business. If government priorities shift and we are unable to adapt to changing regulations, our business may be adversely affected.
The costs of complying with safety regulations may increase as regulators impose more stringent compliance and reporting requirements in response to product recalls and safety issues in the automotive industry. As the trucks that carry our systems go into production, we will be subject to existing stringent requirements under the National Traffic and Motor Vehicle Safety Act of 1966 (the “Vehicle Safety Act”), including a duty to report, subject to strict timing requirements, safety defects. The Vehicle Safety Act imposes potentially significant civil penalties for violations including the failure to comply with such reporting actions.
We are also subject to the existing U.S. Transportation Recall Enhancement, Accountability and Documentation Act (the “TREAD Act”), which requires motor vehicle equipment manufacturers, such as us, to comply with “Early Warning” requirements by reporting certain information to the National Highway Traffic Safety Administration (the “NHTSA”) such as information related to defects or reports of injury. The TREAD Act imposes criminal liability for violating such requirements if a defect subsequently causes death or bodily injury. In addition, the National Traffic and Motor Vehicle Safety Act authorizes NHTSA to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with U.S. federal motor vehicle safety standards. Sales into foreign countries may be subject to similar regulations.

Failures, or perceived failures, to comply with privacy or cybersecurity laws and regulations may adversely impact our business, and such legal requirements are evolving, uncertain and may require changes to our policies and operations, which could increase our costs or prevent us from effectively operating our business.
Our current and potential future operations and sales subject us to privacy and cybersecurity laws and regulations, including with respect to our collection, use, storage, disclosure, transfer and security of data, including personal data. Among other things, these regimes may impose cybersecurity requirements, disclosure requirements, and restrictions on personal data collection, uses, and sharing that may impact our operations and the development of our business. These requirements are evolving rapidly, with new laws and regulations proposed and enacted frequently in various jurisdictions, including the United States. Our solutions may evolve both to address evolving laws and regulations, potential customer or partner requirements, or to add new features and functionality that may change our privacy or cybersecurity obligations. Therefore, the full impact of these privacy and cybersecurity regimes on our business is unknown. Further, as laws and regulations change, or their interpretation changes, we may be required to implement measures that could adversely impact our expected business or commercial operations, and these changes could be costly to implement, result in increased risks to our business and operations, or otherwise adversely impact our business and operations or opportunities for commercialization of our technologies.
We are assessing the continually evolving privacy and cybersecurity regimes applicable to our business and measures we believe are appropriate in response. Since these privacy and cybersecurity regimes are evolving, uncertain and complex, we may need to update or enhance our compliance measures as our products, markets and customer and partner demands further develop. These updates or enhancements could require implementation costs. In addition, we may not be able to monitor and react to all developments in a timely manner. The compliance measures we do adopt may prove or be perceived to be ineffective. Any failure, or perceived failure, by us to comply with current and future regulatory, partner or customer-driven privacy or cybersecurity requirements may result in significant liability or costs. Any such actual or perceived failure could also result in a material loss of revenue resulting from the adverse impact on our reputation and brand, disruption to our business and relationships, and diminished ability to retain or attract partners and customers. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and may cause partners and customers to lose trust in us, which may have an adverse effect on our reputation and business, financial condition and results of operations.
An uncertain and evolving legal and regulatory environment relating to artificial intelligence may adversely affect our business, financial condition, and results of operations.
We use artificial intelligence in our operations, product development, services, and our solution. AI technologies are subject to evolving laws, regulations, guidance, and industry standards, which may expose us to legal liability or regulatory risk, including with respect to privacy, cybersecurity, publicity, contractual, or other rights. Litigation or other proceedings may be initiated by certain individuals claiming infringement of rights such as intellectual property, privacy or personality rights with respect to data we us to train our artificial intelligence models. We have adopted a series of measures, including the implementation of policies and management systems, to mitigate such risks. However, we cannot guarantee that these measures will be effective.
The use of artificial intelligence technologies also presents emerging ethical and social issues. Those issues may draw public scrutiny or controversy and may also create or assist in producing unexpected results, errors, or inadequacies, any of which may be difficult to detect. Issues relating to our use of artificial intelligence and the evolving legal and regulatory landscape applicable to such technologies may adversely affect our business, financial condition, and results of operations.
We are subject to economic sanctions and governmental export and import control laws and regulations. Our failure to comply with these laws and regulations may adversely affect our business, financial condition, and results of operations.
Our solutions are subject to U.S. economic sanctions, export control and import control laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. U.S. economic sanctions and export control laws and regulations prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments, and persons, as well as shipments for certain end uses (e.g., military end uses). In addition, complying with sanctions and export controls laws and regulations for a particular geography may be time-consuming and result in the delay or loss of revenue opportunities. Exports of our products and technology, and imports of their components, must be made in full compliance with applicable U.S. laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees may be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines that may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.
We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which may adversely affect our business, prospects, financial condition and results of operations and also our reputation.
We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct business or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act 2010 prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act 2010 and other laws also prohibit non-governmental “commercial” bribery and soliciting or accepting bribes. A violation of these laws or regulations may adversely affect our business, financial condition and results of operations and also our reputation. While we have policies and procedures designed to ensure compliance with these regulations, we cannot assure you that none of our directors, officers, employees, representatives, consultants, agents, and business partners will engage in improper conduct for which we may be held responsible.
Our non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws may subject us to whistleblower complaints, adverse media coverage, investigations, severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses. Should any of the foregoing occur, it could adversely affect our business, prospects, financial condition and results of operations and also our reputation. Responding to any investigation or action could also result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. In addition, changes in economic sanctions laws in the future may adversely affect our business, financial condition, and results of operations.
We are subject to, and must remain in compliance with, environmental laws and regulations that may adversely affect our financial condition and results of operations.
We are subject to federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment. Such laws and regulations include those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water, greenhouse gases and the management of hazardous substances, oils and waste materials, as well as those specific to logistics for the oil and gas industry. Compliance with such laws and regulations can be costly, and our failure to comply with existing or new laws and regulations may result in the assessment of fines or penalties, the revocation or denial of permits, or the issuance of orders enjoining performance of some of our operations. Furthermore, under certain environmental laws and regulations, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have experienced or otherwise been affected by releases or contamination from hazardous substances or petroleum products, without regard to whether the generator, owner or operator knew of or caused the contamination or release. Liability under these laws and regulations has been interpreted to be strict, joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. Accordingly, we may have to make expenditures for investigation or remediation costs incurred by governmental entities or third parties in connection with any releases or contamination at current or former properties. Environmental liabilities may arise and adversely affect our financial condition and results of operations.
Concern over climate change, including the impact of global warming, has led to legislative and regulatory efforts to limit carbon and other greenhouse gas emissions, and these efforts may continue, particularly at the state and local levels. Emission-related regulatory actions and climate disclosure requirements could result in increased costs that may adversely impact our results of operations. Such regulatory actions may require changes in our operating practices or require additional reporting disclosures. Compliance with climate-related disclosure laws and regulations may also increase our exposure to litigation or governmental investigations or proceedings. We may also encounter difficulties in collecting and managing data that affect timely compliance or incur significant costs to comply with increased regulation regarding environmental monitoring and climate disclosure requirements. More generally, compliance with environmental laws and regulations can require significant expenditures. In addition, we may incur costs to comply with such current or future laws and regulations, the violation of which may lead to substantial fines and penalties.

We are subject to, and must remain in compliance with, numerous laws and governmental regulations concerning the manufacturing, use, distribution, and sale of our technology. Some of our customers or partners may also require that we comply with their own unique requirements relating to these matters.
We develop and sell technology that contains electronic components. Such components may be subject to or may contain materials that are subject to government regulation in both the locations where manufacture and assembly of our products takes place, as well as the locations where we sell our solutions. This is a complex process which requires continual monitoring of regulations to ensure that we and our suppliers are in compliance with existing regulations in each market where we operate and where we intend to operate. If there is an unanticipated new regulation that significantly affects our use and sourcing of various components or requires more expensive components, that regulation may adversely affect our business, financial condition and results of operations. Some of our customers or partners may also require that we comply with their own unique requirements relating to these matters. If we fail to adhere to such requirements or new regulations or fail to continually monitor updates to existing regulations, we may be subject to litigation, loss of customers or partners or negative publicity, any of which may adversely affect our business, financial condition and results of operations.
Risks Related to Financial and Tax Matters
We require a significant amount of capital to fund our operations and growth. If we cannot obtain sufficient capital on acceptable terms, our business, financial condition, and results of operations may be adversely affected.
The development and commercialization of our AV technology and solutions are capital-intensive. Our limited operating history means we have limited historical data on the demand for our solutions. As a result, our future capital requirements are uncertain and actual capital requirements may differ from those currently anticipated, particularly as we incur additional costs associated with operating as a public company. We expect to focus our investments on scaling our commercial operations and expect to continue investing in R&D to further enhance our AV technology. We may need to seek equity or debt financing to fund a portion of our future expenditures. Such financing might not be available to us in a timely manner, on terms that are acceptable, or at all.
Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions, our financial condition, investor acceptance of our business plan, regulatory requirements and the scale of our commercial operations. We may raise these additional funds through the issuance of equity, equity-linked, or debt securities. To the extent that we raise additional financing by issuing equity securities or equity-linked securities, our stockholders may experience substantial dilution. To the extent we engage in debt financing, we may become subject to restrictive covenants that may limit our flexibility in conducting future business activities. Financial institutions may request credit enhancements such as third-party guarantees and pledges of equity interest in order to extend loans to us. We cannot be certain that additional funds will be available to us on attractive terms when required, or at all. If we cannot raise additional funds when we need them, our business, financial condition and results of operations may be adversely affected.
Our estimates of our cash needs may prove inaccurate in which case we may need to raise capital or change our operating plans and timelines.
We are spending significant amounts to develop our business and have estimated how much cash we will need on a quarterly basis until we raise additional funds or become cash flow positive. These estimates are based on our current operating plan and are subject to significant uncertainties and contingencies, many of which are beyond our control. Our estimates regarding our cash requirements may prove inaccurate, causing the actual amount to differ from our estimates. We expect to seek additional funding through debt or equity offerings to fund our operating plan. We may also find that our business operations are more expensive than we currently anticipate or that these efforts may not result in revenues, which may further increase our cash needs and losses. If our cash expenditures are higher than expected, we may need to raise additional capital or adjust our operating plans and timelines. There can be no assurance that we will be able to raise additional capital on acceptable terms or at all.

We have relied upon, and may continue to rely upon, certain assumptions and estimates to calculate certain metrics, including our Cumulative Hours of Paid Driverless Operations, and real or perceived inaccuracies in such metrics may adversely affect our business, financial condition, and results of operations.
Certain of the metrics and figures that we disclose, such as Cumulative Hours of Paid Driverless Operations, have been calculated using internal company data that has not been independently verified. While these metrics and figures are based on what we believe to be reasonable calculations for the applicable periods of measurement, there are inherent challenges in measuring these metrics and figures. We regularly review our metrics, and may adjust our processes for calculating metrics and other figures to improve their accuracy, but these efforts may not prove successful, and we may discover material inaccuracies. In addition, our methodologies for calculating these metrics may be updated from time to time and may differ from the methodologies used by other companies to calculate similar metrics and figures. We may also discover unexpected errors in the data that we are using that resulted from technical or other errors.
In addition, our total addressable market and opportunity estimates included in this Quarterly Report on Form 10-Q are subject to significant uncertainty and are based on assumptions and estimates that may prove inaccurate. The projections, forecasts and estimates in this Quarterly Report on Form 10-Q relating to the expected size and growth of the markets for AV technology may prove similarly imprecise. There is no guarantee that we will be able to successfully commercialize our solutions at scale within the addressable market opportunities presented. Even if the market in which we compete meets our size estimates and growth forecasts, our business could fail to grow at the levels we expect or at all for a variety of reasons outside our control, including competition in our industry. If securities analysts or investors do not consider any metric we may disclose in the future to be accurate representations of our business, or if we discover material inaccuracies in our estimates, then the market price of our securities may decline, and our business, financial condition, and results of operations may be adversely affected.
If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations may fall below expectations of securities analysts and investors, resulting in a decline in our stock price.
The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates in part on historical experience, market observable inputs, if available, and various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” Significant judgments, estimates, and assumptions used in preparing our financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation, and valuation of financial instruments. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which may cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our securities.
Our current and future insurance coverage may not be adequate to protect us from all business risks or may be prohibitively expensive.
In the ordinary course of business, we may be subject to losses resulting from product liability, accidents, acts of God, errors and omissions, cyber claims, and other claims against us, for which we may have insufficient insurance coverage or no insurance coverage. Further, because we operate in a new and thus inherently risky industry, insurance policies may not be available to us on terms and rates that are acceptable to us or at all. In addition, as a general matter, the policies that we do have may include significant deductibles or self-insured retentions. Accordingly, we cannot be certain that our current and future insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which may adversely affect our business, financial condition and results of operations. Further, actions or inactions of others in our industry, through no fault of our own, may materially increase the cost of insurance and/or materially decrease the coverage available to us on commercially reasonable terms. Insurance policies may not exist, or may be insufficient, for possible novel claims or causes of action which may be pled or come into existence in the future based upon our continued development of new technologies.

If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and adversely affect our business and operating results.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and Nasdaq listing standards. Among other things, the Sarbanes-Oxley Act and related Exchange Act rules require that we maintain effective disclosure controls and procedures and internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. In addition, we are required to have our independent public accounting firm attest to and report on our internal control over financial reporting when we cease qualifying as an “emerging growth company” pursuant to the Jumpstart Our Business Startups Act (the “JOBS Act”).
We are continuing to develop and refine our disclosure controls and other procedures that are designed to assure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, may harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting may also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting may also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our securities. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.
Any failure to maintain effective disclosure controls and internal control over financial reporting may adversely affect our business, financial condition, and results of operations and may cause a decline in the market price of our securities.
Unanticipated changes in effective tax rates, adverse outcomes resulting from examination of our income, changes in tax laws or regulations, changes in our ability to utilize our net operating loss, or other tax-related changes may adversely affect our business, prospects, financial condition, and results of operations.
We are subject to income and other taxes in the United States and other jurisdictions, each of which has its own rules. Our current and future effective tax rates may be subject to volatility or adversely affected by a number of factors, including changes in the valuation of our deferred tax assets and liabilities; expected timing and amount of the release of any tax valuation allowances; tax effects of stock-based compensation; changes in tax laws, regulations or interpretations thereof; or lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates. In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits may adversely affect our business, financial condition, and results of operations.
Our current and future effective tax rates may be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws or their interpretation. In addition, we may be subject to tax audits by various tax jurisdictions. Although we believe our tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution by one or more taxing authorities may have a material impact on the results of our operations.

Recent changes and currently proposed changes in tax laws may have a material adverse effect on our business, cash flow, results of operations or financial conditions.
We are and will be generally subject to tax laws, regulations, and policies of several taxing jurisdictions. In addition, potential changes in tax laws, as well as other factors, may cause us to experience fluctuations in our future tax obligations and effective tax rates and otherwise adversely affect our future tax positions and/or our future tax liabilities. For example, in August of 2022, the United States enacted the Excise Tax and a 15% alternative minimum tax on adjusted financial statement income as part of the Inflation Reduction Act of 2022. Additionally, the One Big Beautiful Bill Act (or “OBBB Act”), enacted on July 4, 2025, among other changes, added Section 174A to the Code, permitting the deduction of certain U.S. research and development expenditures incurred in tax years beginning on or after January 1, 2025, but expenditures attributable to research and development conducted outside the U.S. continue to be required to be capitalized and amortized over a 15-year period. We are currently evaluating the full impact of the OBBB Act on us. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development (the “OECD”) have proposed implementing changes to existing tax laws. The OECD has made proposals regarding the implementation of global minimum tax of at least 15% for multinationals with global revenue exceeding certain thresholds, known as “Pillar Two.” However, on June 28, 2025, the G7 released a joint statement announcing an understanding regarding a proposed “side-by-side” solution that would exempt U.S.-parented multinational businesses from certain provisions of the global minimum tax, and the OECD released a draft proposal, dated August 13, 2025, to exclude U.S. multinational companies from certain minimum tax enforcement measures.
Any of these or other developments or changes in U.S. federal, state, or international tax laws or tax rulings may adversely affect our current and future effective tax rate and our operating results. There can be no assurance that our current and future effective tax rates or tax payments will not be adversely affected by these or other developments or changes in law.
Our ability to utilize our net operating loss carryforwards may be limited.
As of December 31, 2024, we had estimated U.S. federal and state net operating loss carryforwards of approximately $160.8 million and $154.3 million, respectively. Our U.S. state net operating loss carryforwards subject to expiration will begin to expire in 2039. In general, we may potentially use these net operating losses to offset taxable income for U.S. federal and state income tax purposes. Furthermore, our U.S. federal net operating losses generally may only be used to offset 80% of our taxable income. This may require us to pay U.S. federal income taxes in future years despite generating a loss for U.S. federal income tax purposes in prior years. Limitations under state law may differ. We have established a valuation allowance against the carrying value of these deferred tax assets.
In addition to the potential net operating loss carryforward limitations previously noted above, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by one or more stockholders or groups of stockholders who own at least 5% of a company’s stock over a three-year period. If we have experienced an ownership change at any time since our incorporation, we may already be subject to limitations on our ability to utilize our existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use these or our pre-change net operating loss carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which may potentially result in increased future income tax liability to us. In addition, for state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently enacted legislation that limits the use of state net operating losses for taxable years beginning on or after January 1, 2024 and before January 1, 2027.
We may incur substantial indebtedness which may adversely affect our business and limit our ability to plan for or respond to changes in our business.
We have in the past incurred and may continue to incur substantial indebtedness. Our ability to make payments on our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our future operations. To a certain extent, this, is subject to financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, if we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic investments and alliances, any of which may impede the implementation of our business plans, prevent us from entering into transactions that may otherwise benefit our business and/or adversely affect our financial condition and results of operations. We may not be able to refinance our indebtedness or take such other actions, if necessary, on commercially reasonable terms, or at all.
Our credit facilities contain restrictive covenants and other terms that may impair our ability to conduct business.
Among other things, and in each case subject to certain exceptions, our credit facilities contain a number of customary affirmative and negative covenants that will limit or restrict our ability to: incur additional indebtedness (including guaranty obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; make payments on or modify the terms of certain existing indebtedness; engage in certain transactions with affiliates; enter into pledges with respect to our intellectual property; and change our line of business. As a result of these covenants and restrictions, we are limited in how we conduct our business. We may also be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. Our ability to comply with these covenants and restrictions may be affected by events beyond our control. Breaches of these covenants and restrictions may result in a default under the credit facilities, which would give the lenders the right to terminate their commitments to provide additional loans under the credit facilities and to declare all borrowings, together with accrued and unpaid interest and fees, to be immediately due and payable. The terms of any future indebtedness we may incur may include additional restrictive covenants. We may not be able to maintain compliance with these covenants. If we fail to do so, we may not be able to obtain waivers from the lenders or amend the covenants, which may adversely affect our business, financial condition and results of operations.
We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which may adversely affect our business, financial condition, results of operations, and cash flows.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and results of operations, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory, and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, or interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay strategic acquisitions and partnerships, capital expenditures, and payments on account of other obligations, seek additional capital, restructure, or refinance our indebtedness, or sell assets. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and could require us to comply with more onerous covenants, which could further restrict our business operations. In addition, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all.
If we are unable to repay or otherwise refinance our indebtedness when due, or if any other event of default is not cured or waived, the applicable lenders could accelerate our outstanding obligations or proceed against the collateral granted to them to secure that indebtedness. Should that occur, it could force us into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the agreements governing our credit facilities or the exercise by the applicable lenders of their rights under the security documents could have a material and adverse effect on our business.
There is substantial doubt about our ability to continue as a “going concern.”
Although our audited financial statements for the years ended December 31, 2024 and 2023 were prepared under the assumption that we will continue our operations as a going concern, we have incurred and expect to continue to incur significant expenses and operating losses. Management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern, and the reports of our independent registered public accounting firms that accompany our financial statements for the years ended December 31, 2024 and 2023 include an explanatory paragraph which states certain conditions exist that raise substantial doubt about our ability to continue as a going concern in relation to the foregoing.
Our future capital requirements will depend on many factors, including the rate of adoption of the Kodiak Driver and our DaaS model, which we launched in December 2024 in connection with our partnership with Atlas, and the associated revenue growth, the expenses associated with such growth, and the timing and extent of our research and development efforts. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations may be adversely affected, and we may need to significantly modify our operational plans to continue as a going concern. We do not anticipate that our cash and cash equivalents as of September 30, 2025, which includes the net cash proceeds from the consummation of the Business Combination, will be sufficient to meet our capital requirements for at least one year under our current operating plan. We expect to seek additional funding from debt or equity offerings, which may result in substantial dilution or restrictive covenants. If we do not generate sufficient cash to fund our operating plan, we may also adjust our operating plan to reduce our research and development initiatives, lower our anticipated growth plans or liquidate our assets, among other things. To the extent any or all of these events were to occur, our business, operating results, financial condition and prospects may be materially and adversely affected. In conjunction with such a liquidation, the values we receive for our assets in liquidation or dissolution may be significantly lower than the values reflected in our financial statements. Our lack of cash resources and our potential inability to continue as a going concern may adversely affect our stock price and our ability to raise new capital or to enter into critical contractual relations with third parties due to concerns about our ability to meet our contractual obligations.
The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern. Please see the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.
Risks Related to Our Securities
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
Our common stock and Public Warrants are listed on Nasdaq under the symbols “KDK” and “KDKRW,” respectively. Although we currently meet the continued listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. To continue listing our securities on Nasdaq, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50 million), a minimum market capitalization attributable to publicly held shares (generally $15 million) and a minimum number of holders of our securities (generally 400 public holders).
If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another stock exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:
•    a limited availability of market quotations for our securities;
•    reduced liquidity for our securities;
•    a determination that our securities are a “penny stock” which will require brokers trading in our securities to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•    a limited amount of news and analyst coverage; and
•    a decreased ability to issue additional securities or obtain additional financing in the future.
An active trading market for our securities may not develop, which may limit your ability to sell such securities.
Although we list our common stock and Public Warrants on Nasdaq under the ticker symbols “KDK” and “KDKRW,” respectively, an active trading market for such securities may never develop or be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our common stock and Public Warrants. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing our common stock and Public Warrants.

Delaware law and our Certificate of Incorporation and Bylaws will contain certain provisions, including anti- takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our Certificate of Incorporation, Bylaws and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the then-current members of our Board or taking other corporate actions, including effecting changes in management. Among other things, our Certificate of Incorporation and Bylaws include provisions regarding:
•    the ability of our Board to issue shares of our preferred stock, known as “blank check” preferred stock, and to fix by resolution or resolutions the designations, powers, preferences and rights, and the qualifications, limitations or restrictions thereof, of any series of our preferred stock, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•    the limitation of the liability of, and the indemnification of, our directors and officers;
•    the right, subject to the rights of holders of our preferred stock to elect directors under specific circumstances, of our Board to appoint a director to fill a vacancy or unfilled seat created by the expansion of our Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies or other unfilled seats on our Board;
•    the requirement, so long as our Board is classified, that directors may only be removed from our Board for cause and upon the affirmative vote of the holders of at least the majority of the total voting power of our issued and outstanding common stock entitled to vote in the election of directors, voting as a single class;
•    the requirement that, subject to the terms of any series of our preferred stock, a special meeting of stockholders may be called only by: (i) our Board acting pursuant to a resolution adopted by a majority of the directors then serving on our Board; (ii) the chairperson of our Board; or (iii) our Chief Executive Officer or president and the explicit prohibition on stockholders calling a special meeting, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•    controlling the procedures for the conduct and scheduling of our Board and stockholder meetings;
•    the requirement for the affirmative vote of holders of at least 66 2/3% of the total voting power of all of our then outstanding voting securities entitled to vote thereon, voting together as a single class, to amend or modify certain provisions in our Certificate of Incorporation which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•    the ability of our Board to alter or amend our Bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our Bylaws to facilitate an unsolicited takeover attempt; and
•    advance notice procedures with which our stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain our control.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our Board or management.
As a Delaware corporation, we are generally subject to provisions of Delaware law, including the DGCL.
Any provision of our Certificate of Incorporation, Bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
Our Bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for certain types of actions and proceedings, and the federal district courts as the exclusive forum for Securities Act claims, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders or employees.
Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware or the U.S. District Court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on our behalf, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our director, stockholder, officer or other employee to us or our stockholders, (iii) any action, suit or proceeding arising pursuant to any provision of the DGCL, our Certificate of Incorporation or our Bylaws (as either may be amended from time to time) or (iv) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine, except for, as to each of (i) through (iv) above, any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination). If any action the subject matter of which is within the scope of the immediately preceding sentence is filed in a court other than the Court of Chancery in the State of Delaware (a “Foreign Action”) in the name of any stockholder, such stockholder shall be deemed to have consented to (i) the personal jurisdiction of the state and federal courts in the State of Delaware in connection with any action brought in any such court to enforce the provisions of the immediately preceding sentence and (ii) having service of process made upon such stockholder in any such action by service upon such stockholder’s counsel in the Foreign Action as agent for such stockholder. Our Bylaws will also provide that, to the fullest extent permitted by law, the federal district courts of the United States will be the sole and exclusive forum for the resolutions of any complaint asserting a cause or causes of action arising under the Securities Act. This provision in our Bylaws would not address or apply to claims that arise under the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations under the Exchange Act. To the extent these provisions could be construed to apply to such claims, there is uncertainty as to whether a court would enforce such provisions in connection with such claims, and stockholders cannot waive compliance with the federal securities laws and the rules and regulations under the federal securities laws.
Any person or entity purchasing, holding or otherwise acquiring any interest in any of our securities will be deemed to have notice of and consented to the provisions of our Bylaws described in the preceding paragraph. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, stockholder or other employees, which may discourage lawsuits against us and our directors, officers, stockholders and other employees. The enforceability of similar exclusive-forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could rule that this provision in our Bylaws is inapplicable or unenforceable. If a court were to find these exclusive-forum provisions to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
Our Certificate of Incorporation does not limit the ability of the SPAC Sponsor, certain affiliates or funds associated with the SPAC Sponsor or our non-employee directors to compete with us.
The SPAC Sponsor, certain affiliates or funds associated with the SPAC Sponsor and our non-employee directors and their respective affiliates engage in a broad spectrum of activities, including investments in similar business activities or lines of business in which we now engage or propose to engage. In the ordinary course of their business activities, the SPAC Sponsor, certain affiliates or funds associated with the SPAC Sponsor and our non-employee directors and their respective affiliates may engage in activities in which their interests conflict with our interests or those of our stockholders. Our Certificate of Incorporation provides that, to the fullest extent permitted by law, none of the SPAC Sponsor, certain affiliates or funds associated with the SPAC Sponsor, our non-employee directors or any of their respective affiliates (including any non-employee director who serves as our officer in such person’s director and officer capacities) has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we engage or propose to engage or otherwise competing with us, our stockholders, or any of our affiliates.
Further, to the fullest extent permitted by law, in the event that any of the SPAC Sponsor, certain affiliates or funds associated with the SPAC Sponsor and our non-employee directors and their respective affiliates acquires knowledge of a potential transaction or other business opportunity which may be a corporate opportunity for itself, herself or himself and us or any of our affiliates, they will have no duty to communicate or offer such transaction or other business opportunity to us or any of our affiliates and will not be liable to us or our stockholders or to any of our affiliates for breach of any fiduciary duty as a stockholder, director or officer of ours solely by reason of the fact that they pursue or acquire such corporate opportunity for themselves, offer or direct such corporate opportunity to another Person, or do not communicate information regarding such corporate opportunity to us or any of our affiliates. The SPAC Sponsor, certain affiliates or funds associated with the SPAC Sponsor and their respective directors and officers may pursue, in their capacities other than as directors of our Board, acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. The SPAC Sponsor, certain affiliates or funds associated with the SPAC Sponsor and their respective directors and officers may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.
Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our common stock or other reasons may in the future cause it to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board’s attention and resources from our business, which may adversely affect our business, financial condition and results of operations. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. We may also be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters.
Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.
Risks Related to Our Warrants
We may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then-outstanding Public Warrants. As a result, the exercise price of your Public Warrants could be increased, the exercise period could be shortened and the number of common stock purchasable upon exercise of a Public Warrant could be decreased, all without your approval.
The Public Warrants are issued under a Warrant Agreement (the “Warrant Agreement”). The Warrant Agreement provides that the terms of the Public Warrants may be amended with the approval of the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the purchase agreement with respect to the Private Placement Warrants, 50% of the number of the then-outstanding Private Placement Warrants. Examples of such amendments could be to increase the exercise price of the Warrants, convert the Warrants into cash, shorten the exercise period or decrease the number of common stock purchasable upon exercise of a Warrant.
The Warrant Agreement designates the courts of the State of New York or the U.S. District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Public Warrants, which could limit the ability of Public Warrant holders to obtain a favorable judicial forum for disputes with us.
Subject to applicable law, the Warrant Agreement provides that: (i) any action, proceeding, claim or dispute against us arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the U.S. District Court for the Southern District of New York; and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. However, with respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, there is uncertainty as to whether a court would enforce this provision, because Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the U.S. are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of the Public Warrants shall be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement. If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the U.S. District Court for the Southern District of New York (a “foreign action”) in the name of any holder of the Public Warrants, such holder shall be deemed to have consented to: (i) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (ii) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and members of our Board.
There is no guarantee that our Public Warrants will ever be in the money, and they may expire worthless.
The exercise price for our Public Warrants is $9.28 per share of our common stock, subject to adjustment. There is no guarantee that the Public Warrants will be in the money prior to their expiration, and as such, our Public Warrants may expire worthless.
Your Public Warrants may be redeemed prior to their exercise at a time that is disadvantageous to you.
We may redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if the closing price of our common stock equals or exceeds $14.53 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders, and if certain other conditions are met. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem Public Warrants even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding Public Warrants could force you to: (i) exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) sell your Public Warrants at the then- current market price when you might otherwise wish to hold your Public Warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants.
You may only be able to exercise your Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of our common stock from such exercise than if you were to exercise such Public Warrants for cash.
The Warrant Agreement provides that in the following circumstances holders of Public Warrants who seek to exercise their Public Warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of our common stock issuable upon exercise of the Public Warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if we have so elected and the shares of our common stock are at the time of any exercise of a Public Warrant not listed on a Stock Exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption.
If you exercise your Public Warrants on a cashless basis, you would pay the warrant exercise price by surrendering the Public Warrants for that number of shares of our common stock equal to the quotient obtained by dividing: (i) the product of the number of shares of our common stock underlying the Public Warrants, multiplied by the excess of the “fair market value” of shares of our common stock (as defined in the next sentence) over the exercise price of the Public Warrants by (ii) the fair market value. The “fair market value” is the average reported closing price of the shares of our common stock for the ten trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Public Warrants, as applicable.

As a result, you would receive fewer shares of our common stock from such exercise than if you were to exercise such Public Warrants for cash.
Our ability to require holders of our Public Warrants to exercise such Public Warrants on a cashless basis after we call the Public Warrants for redemption will cause holders to receive fewer shares of our common stock upon exercise than they would have received had they been able to pay the exercise price of their Public Warrants in cash.
If we call the Public Warrants for redemption, we may require all holders that wish to exercise Public Warrants to do so on a cashless basis. If we elect to require holders to exercise their Public Warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of shares of our common stock received by a holder upon exercise will be less than if such holder exercised his or her Public Warrant for cash. For example, if the holder is exercising 1,000 Public Warrants at $10.00 per share through a cashless exercise when our common stock has a fair market value of $20.00 per share, then upon the cashless exercise the holder will receive 500 shares of our common stock. The holder would have received 1,000 shares of our common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in us because the warrant holder will hold a smaller number of shares of our common stock upon a cashless exercise of the Public Warrants.
Risks Related to Our Organizational Structure
The future resales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, may cause the market price of our securities to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public markets may occur at any time. Any future sales of a substantial number of shares of our common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell shares, may reduce the market price of our common stock. Despite such a decline in the public trading price, certain stockholders may still experience a positive rate of return on the securities they purchased due to the lower price at which they purchased their shares compared to other public investors and be incentivized to sell its securities when others are not.

Under our Bylaws, all shares held by the SPAC Sponsor immediately prior to the Closing and all shares of our common stock issued or issuable as consideration under the Business Combination Agreement to Legacy Kodiak Securityholders are subject to lockup restrictions, subject to certain customary and other exceptions, until September 24, 2026 (the “Lockup Period”). Notwithstanding the foregoing, if the closing price of our common stock equals or exceeds $12.00 for 20 of 30 consecutive trading days commencing on or after February 21, 2026, then the Lockup Period will terminate. In addition, in connection with the Closing, our Board waived the lockup restrictions with respect to (i) shares of our common stock to be issued upon the conversion of the Second Lien Loans, other than those shares of our common stock to be issued to the SPAC Sponsor Affiliate Investor with respect to the initial Second Lien Loans provided by the SPAC Sponsor Affiliate Investor and to an entity affiliated with one of our directors and (ii) 226 shares of our common stock for each Legacy Kodiak Securityholder that was not an affiliate of Legacy Kodiak. See the section titled “Securities Act Restrictions on Resale of Securities” for additional information regarding the lockup restrictions. Following the expiration of the Lockup Period, the applicable stockholders will not be restricted from selling shares of our common stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market may occur at such time. As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of these shares may have the effect of increasing the volatility in our share price or the market price of our securities may decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Further, a significant number of shares of our common stock are subject to issuance upon exercise of the Warrants, and the number of shares covered by the Warrants may increase. For example, the PIPE Warrants and Non-Redemption Agreement Warrants contain anti-dilution adjustments, including with respect to certain future issuances or sales of common stock at prices less than the exercise price then in effect. Further, future adjustments to the exercise price of the Warrants may result in substantial additional dilution to existing stockholders and may depress the market price of our common stock. For example, pursuant to the Warrant Agreement, the exercise price per share of the Private Placement Warrants and the Public Warrants were adjusted from $11.50 to $9.28 after trading closed on October 20, 2025. Similarly, for the PIPE Warrants and Non-Redemption Agreement Warrants, if the trailing 45-day volume-weighted average price of common stock on the 46th trading day following March 24, 2026 is less than the exercise price then in effect, the exercise price will be adjusted to the greater of (i) such volume-weighted average price and (ii) $8.00.

Further, if the trailing 45-day volume-weighted average price of common stock on the 46th trading day following June 24, 2026 is less than the exercise price then in effect, the exercise price will be adjusted to the greater of (i) such volume-weighted average price and (ii) $6.00. The issuance of the shares of common stock underlying these Warrants or any adjustments to the exercise price of such Warrants will have a dilutive impact on other stockholders and may reduce the market price of our common stock.
In addition, each share of our Series A Preferred Stock is convertible into common stock at any time at the option of the holder at a rate equal to the Accrued Value, divided by the then-applicable conversion price, plus any accrued but unpaid dividends on such share. The conversion price is initially $12.00, but is subject to adjustments for stock dividends, splits, combinations and similar events and customary anti-dilution adjustments, including with respect to certain future issuances or sales of common stock at prices less than the conversion price then in effect. In addition, if the trailing 45-day volume-weighted average price of common stock on the 46th trading day following March 24, 2026 is less than the conversion price then in effect, the conversion price will be adjusted to the greater of (i) such volume weighted average price and (ii) $8.00. Further, if the trailing 45-day volume-weighted average price of common stock on the 46th trading day following June 24, 2026 is less than the conversion price then in effect, the conversion price will be adjusted to the greater of (i) such volume weighted average price and (ii) $6.00. The conversion of our Series A Preferred Stock to such shares of common stock or any adjustments to the conversion price will have a dilutive impact on other stockholders and may reduce the market price of our common stock.
Additionally, we intend to file a registration statement to register shares reserved for future issuance under our 2025 Plan and the ESPP. Upon effectiveness of the registration statement, subject to the satisfaction of applicable vesting restrictions and the expiration or waiver of the lock-up restrictions discussed above applicable to certain of the shares, the shares issued thereunder will be available for immediate resale in the public market. These sales, any future sales of a substantial number of shares of our common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell shares, may reduce the market price of our common stock.
We have incurred and will continue to incur significant expenses and administrative burdens as a public company, which may adversely affect our business, prospects, financial condition, and results of operations.
As a public company, we face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. The Exchange Act, Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, as well as the Public Company Accounting Oversight Board and the stock exchanges, impose additional reporting and other obligations on public companies. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. We expect to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
Compliance with public company requirements has increased costs and made certain activities more time- consuming. A number of these requirements require us to carry out activities we have not done previously. For example, as a public company, we maintain board committees and internal controls and disclosure controls and procedures. In addition, we continue to incur expenses associated with SEC reporting requirements. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we may incur additional costs rectifying those issues, and the existence of those issues may adversely affect our reputation or investor perceptions of us. In addition, as a public company, it is also more expensive to maintain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations have and will continue to increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to reserve a significant amount of money that may otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which may further increase costs.
Our management team has limited experience in operating a public company.
Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our recent transition to operating as a public company, which is subject to significant regulatory oversight and reporting obligations under federal securities laws and continuous scrutiny of securities analysts and investors. Their limited experience in dealing with the increasingly complex laws pertaining to public companies may be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal control over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our Certificate of Incorporation and Bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.
In addition, as permitted by Section 145 of the DGCL, our Bylaws and our indemnification agreements that we entered into with our directors and officers provide that:
•    we will indemnify our directors and officers for serving in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•    we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•    we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•    we are not obligated pursuant to our Bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our Board or brought to enforce a right to indemnification;
•    the rights conferred in our Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•    we may not retroactively amend our Bylaws provisions to reduce our indemnification obligations to directors, officers, employees and agents.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future except for our dividend obligations with respect to the Series A Preferred Stock. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our Board subject to the limitations under the Certificate of Designation for our Series A Preferred Stock. Accordingly, investors must rely on sales of our securities after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
The market price and trading volume of our common stock may be volatile and may decline significantly.
The stock markets, including Nasdaq, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our common stock, the market price of our common stock may be volatile and may decline significantly. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at an attractive price, or at all. We cannot assure you that the market price of our common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
•    the realization of any of the risk factors presented in this Quarterly Report on Form 10-Q;
•    changes in the industries in which we and our customers operate;

•    developments involving our competitors;
•    changes in laws and regulations affecting our business;
•    actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;
•    additions and departures of key personnel;
•    failure to comply with the requirements of the listing exchange;
•    failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•    future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our securities;
•    publication of research reports by securities analysts about us or our competitors or our industry;
•    the public’s reaction to our press releases, other public announcements and filings with the SEC;
•    actions by stockholders, including sales of the securities;
•    the performance and market valuations of other similar companies;
•    commencement of, or involvement in, litigation involving us;
•    broad disruptions in the financial markets, including sudden disruptions in the credit markets;
•    speculation in the press or investment community;
•    actual, potential or perceived control, accounting or reporting problems;
•    changes in accounting principles, policies and guidelines; and
•    other events or factors, including those resulting from infectious diseases, health epidemics and pandemics, natural disasters, war, acts of terrorism or responses to these events.
In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation may result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on us.
If securities or industry analysts cease publishing research or reports about us, our business, or the market in which we operate, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities may decline.
The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. If any of the analysts who cover or may in the future cover us change their recommendation regarding our shares of common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock may likely decline. If any analyst who covers or may in the future cover us were to cease our coverage of us or fail to regularly publish reports on it, we may lose visibility in the financial markets, which in turn may cause our share price or trading volume to decline.
We qualify as an “emerging growth company” within the meaning of the Securities Act. If we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions or reduced disclosure obligations from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year, (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2028. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. This may make comparison of our financial statements with those of public companies that comply with public company effective dates difficult or impossible because of the potential differences in accounting standards used. Investors may find our common stock less attractive because we rely on these exemptions or reduced disclosure obligations, which may result in a less active trading market for our common stock and its price may be more volatile.
General and Macroeconomic Risks
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, global pandemics, and interruptions by man-made problems, such as terrorism. Material disruptions of our business or information systems resulting from these events may adversely affect our business, financial condition, and results of operations.
A significant natural disaster, such as an earthquake, fire, flood, hurricane or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, including the COVID-19 pandemic and its aftermath, may adversely affect our business, financial condition and results of operations. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and increasingly for the threat of fires. Natural disasters and associated events may occur in the future with increasing frequency or severity as a result of climate change, which could cause business interruptions. In addition, natural disasters, acts of terrorism or war may cause disruptions in our remaining operations, our or our partners’ businesses, our suppliers’ or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, may adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our partners have such plans or policies in place. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. Any of the foregoing may result in business interruptions that may adversely affect our business, financial condition and results of operations. Further, the insurance we maintain may be insufficient to cover our losses resulting from such business interruptions, and any incidents may result in loss of, or increased costs of, such insurance.
General business and economic conditions, and risks related to the long-haul trucking, industrial trucking, oil and gas and defense ecosystems, may adversely affect our business, financial condition, and results of operations.
Our performance is subject to macroeconomic conditions that are beyond our control and the effect of such conditions on levels of activity in ground transportation. Such macroeconomic factors include interest rates, the rate of inflation, unemployment levels, the availability of government stimulus and unemployment compensation payments, the impact of a federal government shutdown, natural disasters, health epidemics, gasoline prices, adjustments in monthly payments, adjustable-rate mortgages and other debt payments, and consumer perceptions of economic condition. For example, changes in macroeconomic conditions due to actual or proposed tariff changes could increase consumer prices, unemployment rates, and inflation, each of which in turn could affect consumer spending and the amount of products requiring ground transportation by our customers or partners. A deterioration of macroeconomic conditions may therefore cause fluctuations in our ability to scale our commercial operations or adversely affect our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Item 6. Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
2.1*	Business Combination Agreement, dated as of April 14, 2025, by and among Ares Acquisition Corporation II, Kodiak Robotics, Inc. and AAC II Merger Sub, Inc.	Form S-4/A	File No. 333-287278	2.1	August 25, 2025
2.2*	Plan of Domestication of Ares Acquisition Corporation II	Form S-4/A	File No. 333-287278	2.1	August 25, 2025
3.1	Certificate of Incorporation of Kodiak AI, Inc.	Form 8-K	File No. 001-41691	3.2	September 30, 2025
3.2	Certificate of Designation	Form 8-K	File No. 001-41691	3.1	September 30, 2025
3.3	Bylaws of Kodiak AI, Inc.	Form 8-K	File No. 001-41691	3.3	September 30, 2025
4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-41691	4.4	September 30, 2025
4.2	Form of Assumed Kodiak Warrant	Form S-4/A	File No. 333-287278	4.6	August 25, 2025
4.3	Form of PIPE Warrant Certificate	Form 8-K	File No. 001-41691	4.1	September 15, 2025
4.4	Form of Non-Redemption Agreement Warrant Certificate	Form 8-K	File No. 001-41691	4.1	September 23, 2025
10.1	Amended and Restated Registration Rights Agreement, dated as of September 24, 2025, by and among the Company and each of the stockholders of the Company identified on the signature pages thereto	Form 8-K	File No. 001-41691	10.8	September 30, 2025
10.2	Kodiak AI, Inc. 2025 Equity Incentive Plan and forms of agreements thereunder	Form 8-K	File No. 001-41691	10.15	September 30, 2025
10.3	Kodiak AI, Inc. 2025 Employee Stock Purchase Plan.	Form 8-K	File No. 001-41691	10.16	September 30, 2025
10.4	Kodiak AI, Inc. Executive Change in Control and Severance Policy	Form 8-K	File No. 001-41691	10.17	September 30, 2025
10.5	Kodiak AI, Inc. Executive Incentive Compensation Plan	Form 8-K	File No. 001-41691	10.18	September 30, 2025
10.6	Kodiak AI, Inc. Compensation Recovery Plan	Form 8-K	File No. 001-41691	10.19	September 30, 2025
10.7	Kodiak AI, Inc. Outside Director Compensation Policy	Form 8-K	File No. 001-41691	10.20	September 30, 2025
10.8	Kodiak AI, Inc. 2018 Equity Incentive Plan and forms of agreements thereunder	Form 8-K	File No. 001-41691	10.21	September 30, 2025
10.9	Confirmatory Employment Letter between the Company and Don Burnette, effective July 18, 2025	Form S-4/A	File No. 333-287278	10.6	August 25, 2025
10.10	Confirmatory Employment Letter between the Company and Andreas Wendel, effective July 22, 2025	Form S-4/A	File No. 333-287278	10.7	August 25, 2025
10.11	Confirmatory Employment Letter between the Company and Michael Wiesinger, effective July 18, 2025	Form S-4/A	File No. 333-287278	10.8	August 25, 2025
10.12	Form of Indemnification Agreement between Kodiak AI, Inc. and each of its directors and executive officers	Form S-4/A	File No. 333-287278	10.10	August 15, 2025

10.13	Third Amendment to Venture Loan and Security Agreement, dated September 24, 2025, by and between Kodiak Robotics, Inc., Horizon Technology Finance Corporation, Horizon Funding I, LLC, Horizon Funding II, LLC, and Horizon Funding Trust 2022-1	Form 8-K	File No. 001-41691	10.25	September 30, 2025
10.14	First Amendment to Second Lien Loan and Security Agreement, by and among Kodiak Robotics, Inc., Ares Agent Services, L.P. and the lenders identified on the signature pages thereto, dated as of July 18, 2025	Form S-4/A	File No. 333-287278	10.27	August 25, 2025
10.15	Second Amendment to Second Lien Loan and Security Agreement, by and among Kodiak Robotics, Inc., Ares Agent Services, L.P. and the lenders identified on the signature pages thereto, dated as of August 25, 2025	Form S-4/A	File No. 333-287278	10.28	August 25, 2025
10.16	Board Observer Agreement, dated September 24, 2025, by and between Ares Acquisition Corporation II and Ares Acquisition Holdings II LP	Form 8-K	File No. 001-41691	10.9	September 30, 2025
10.17	Letter Agreement by and among Kodiak Robotics, Inc., Ares Acquisition Corporation II, Ares Acquisition Holdings II LP and AAC II Co-Invest LP	Form S-4/A	File No. 333-287278	10.35	August 15, 2025
10.18	Acknowledgement and Agreement, by and among Kodiak Robotics, Inc., Ares Agent Services, L.P. and AAC II Holdings II LP, dated as of September 15, 2025	Form 8-K	File No. 001-41691	10.2	September 15, 2025
10.19	Form of Subscription Agreement for Preferred Investment	Form 8-K	File No. 001-41691	10.1	September 15, 2025
10.20	Form of Common Stock Non-Redemption Agreement	Form 8-K	File No. 001-41691	10.2	September 23, 2025
10.21	Form of Warrant Non-Redemption Agreement	Form 8-K	File No. 001-41691	10.1	September 23, 2025
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
*     Certain schedules and similar attachments to this Exhibit have been omitted in accordance with Item 601(a)(5) or (b)(2), as applicable of Regulation S-K. The registrants agree to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.
+ These certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Don Burnette	Chief Executive Officer and Director (Principal Executive Officer)	November 13, 2025
Don Burnette

/s/ Surajit Datta	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 13, 2025
Surajit Datta