Form 10-K
period 2025-12-31
Kodiak AI, Inc.
filed 2026-03-11
CIK 1853138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒
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
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
As of June 30, 2025, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $559 million.
As of March 3, 2026, the number of shares of the registrant’s common stock outstanding was 182,555,384.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Such forward-looking statements may include our or our management teams’ expectations, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements may be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “will,” “would” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:
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
•    our ability to successfully collaborate with business partners, suppliers, and customers;
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

These forward-looking statements are based on information available as of the date of this Annual Report and current expectations, forecasts and assumptions and involve a number of judgments, risks and uncertainties.

Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. Except as required under applicable securities laws, neither we nor our affiliates have any obligation and specifically disclaim any such obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as and must not be relied on by investors as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report.

We operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Some factors that could cause actual results to differ include:

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
•    risks related to working with third-party suppliers, OEMs, upfitters, service providers and partners for key components of the Kodiak Driver, including supply shortages, lead times, and operational design domain ("ODD") expansion;
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
•    any legal proceedings instituted against us; and
•    other risks and uncertainties described in this Annual Report, including those detailed under the section titled “Risk Factors.”

If any of the risks or uncertainties described in this Annual Report materialize or the underlying assumptions prove incorrect, actual results and plans could differ materially from the results implied by any forward-looking statements. There may be additional risks that we presently do not know or that we currently believe are immaterial that could also cause actual results to differ from those contained in the forward-looking statements.

PART I
Item 1. Business.
INFORMATION ABOUT KODIAK
Unless the context otherwise requires, all references in this section to the “Company,” “Kodiak,” “we,” “us,” or “our” refer to the business of Kodiak Robotics, Inc. prior to the consummation of the Merger (defined below), and to Kodiak AI, Inc. after the completion of the Merger.
Corporate History and Background
On September 24, 2025 (the “Closing Date” or “Closing”), Kodiak Robotics, Inc. (“Legacy Kodiak”) and Ares Acquisition Corporation II (“AACT”) consummated the merger transaction (the “Merger”) as contemplated by a definitive business combination agreement (the “BCA”) and AACT changed its name to Kodiak AI, Inc. Our common stock is listed on the Nasdaq under the symbol “KDK,” and our warrants to purchase shares of common stock are listed on the Nasdaq under the symbol “KDKRW.”
Company Overview
Kodiak is a leading provider of physical AI, with a focus on AI-powered autonomous vehicle (“AV”) technology, that is designed to help tackle some of the toughest driving jobs. Our driverless solution can help address the critical problem of safely transporting goods in the face of unprecedented supply chain challenges. We believe that driverless trucks can enhance road safety, improve truck utilization, reduce costs, expand margins for fleet owners, alleviate supply chain pressures and create better jobs for truck drivers.
Kodiak’s vision is to become the trusted world leader in physical AI. We are committed to a safer and more efficient future for all through the commercialization of driverless trucking at scale. To that end, we developed the Kodiak Driver, a virtual driver that combines advanced AI-powered software with modular and vehicle-agnostic hardware designed to help address our customers’ needs. The Kodiak Driver is a unified physical AI system powered by multiple parallel neural nets that continuously learns and adapts across domains for efficient, scalable autonomy.
The Kodiak Driver is not just an idea—it is operating without a human driver today. As of December 31, 2025, Kodiak Driver-powered vehicles have logged over 10,700 Cumulative Hours of Paid Driverless Operations.
We built the Kodiak Driver with key technological advantages and differentiators that include: (i) our customer-focused design, engineered for maintainability and uptime; (ii) cutting-edge AI-powered software; (iii) independence from the high-definition (“HD”) maps common in the AV industry; (iv) a common technology platform that is built for scale and adaptable to nearly any modern ground vehicle; and (v) our approach to modular hardware and remote assistance. Notably, we have accomplished this in a highly capital-efficient manner.
We serve customers in the long-haul trucking, industrial trucking, and defense industries. In December 2024, we believe we achieved a historic milestone by becoming the first company to deploy customer-owned and -operated driverless trucks in commercial service. We delivered these driverless trucks to Atlas Energy Solutions (“Atlas”), an oil and gas logistics provider which operates these trucks in the oil-rich Permian Basin of West Texas and Eastern New Mexico. Following successful real-world operations and the achievement of key performance milestones, in March 2025, Atlas committed to deploying the Kodiak Driver on 100 Atlas-owned trucks, subject to the terms of the Atlas MSA. Additionally, we work with some of the largest fleets in the United States, including J.B. Hunt, Werner Enterprises, C.R. England and Martin Brower. As of December 31, 2025, our customers have utilized Kodiak-owned autonomous trucks to deliver more than 12,600 revenue-generating loads across the southern United States.
The Kodiak Driver is also being utilized in the defense sector, where we believe it can support national security initiatives and critical government applications. To date, we have recognized in aggregate approximately $30 million in revenue under contracts with the U.S. military to adapt the Kodiak Driver for military vehicles. In early 2026, we were awarded a contract by the U.S. Marine Corps to integrate the Kodiak Driver into the Marine Corps’ Remotely Operated Ground Unit for Expeditionary Fires (ROGUE-Fires) carrier ground vehicle.

We expect to continue to grow our Driver-as-a-Service (“DaaS”) business model, which we launched in December 2024 in connection with our partnership with Atlas. Under our DaaS model, our customers are provided with access to the Kodiak Driver on customer-owned and -operated vehicles. Under this model, we generate revenue through either a per-vehicle or per-mile license fee. This flexible approach to pricing is designed to align with our customers’ diverse operational models, while generating predictable, recurring revenue for us. By integrating the Kodiak Driver into customer-owned fleets, we expect to build an asset-light business that can scale with our customers’ growth. We first implemented the DaaS model with Atlas in its industrial domain. Currently, we charge our long-haul customers a traditional per-mile or per-load fee to deliver freight on Kodiak-owned autonomous trucks. We plan to transition those customers to our DaaS model once we commence long-haul driverless operations.
Kodiak was founded by autonomy industry pioneer Don Burnette in 2018. Kodiak’s management team has decades of collective experience across AI, robotics, and AV technology. Our team of 342 employees, as of December 31, 2025, brings experience not only in technology but also operations, trucking and defense.
The AV Industry
For decades, AVs remained a fixture of science fiction. Progress was limited until the early 2000s, when the Defense Advanced Research Projects Agency (“DARPA”) catalyzed the field through a series of landmark competitions known as the DARPA Grand Challenges.
The DARPA Grand Challenges led to significant advancements in state-of-the-art sensors, compute and drive-by-wire systems necessary to support AVs. Further, breakthroughs in physical AI and computer vision, powered by increasingly sophisticated graphics processing units (“GPUs”), have accelerated autonomy from the laboratory to real-world deployment. In the United States, policymakers, witnessing these advances, have cleared a regulatory path for AV deployment in 24 states as of December 31, 2025.
AV technology is no longer a technology of the future – it is currently being deployed across several economically-critical sectors including trucking, personal transportation, last-mile goods delivery and defense, with the public increasingly embracing driverless vehicles. The autonomous trucking sector in particular has recently seen increased customer interest, as the COVID-19 pandemic highlighted the fragility of supply chains to consumers, policymakers and investors.
Our Competitive Advantages
The Kodiak Driver’s technological advantages and unique architecture reflects the experience and expertise of our team. We made key architectural decisions early in our development process enabling us to build robust software and modular, durable hardware in a capital efficient manner. Our competitive advantages include:
1.Customer-Focused Design
2.Cutting-Edge Physical AI Powering a Unified Virtual Driver
3.Independence from HD Maps
4.Common Technology Platform
5.Modular Hardware
6.Assisted Autonomy
7.AI Safety Agent
Customer-Focused Design
We designed the Kodiak Driver with our customers in mind, leveraging our team’s experience deploying and operating real-world products. Specifically, we focused on the factors that we believe are critical for our customers, such as ease of maintenance, reliability and smooth integration into our customers tools and operations. Our iterative and efficient autonomy development process allows our team to move with agility and speed to address our customers’ needs.

Cutting-Edge Physical AI Powering a Unified Virtual Driver
Our cutting-edge virtual driver incorporates advancements in physical AI and a fundamentals-based sensor-fusion system. The Kodiak Driver can operate in various complex environments such as highways, dirt roads and off-road, using Kodiak’s Modular Cognitive Architecture to understand the scene. Our neural net framework emphasizes redundancy, end-to-end learnability, interpretability, generalizability and cross-sensor learning. The flexibility of the Kodiak Driver is based on this data-driven system architecture. Our approach is both modular and verifiable, and it utilizes emerging physical AI techniques, including Vision-Language Models (“VLMs”), to easily integrate diverse data streams. Key to our physical AI is our iterative autonomy development process, which involves a defined testing approach and strong systems engineering, thorough yet cost-efficient validation, advanced simulation utilizing technology currently provided by Applied Intuition, Inc. and rigorous software system design. The AI models in our proprietary perception and planning systems are trained and continually improved based on the data we collect through multiple sensing modalities, including camera, radar, and LiDAR sensor returns while a Kodiak Driver-powered vehicle is operating, as well as data from an Inertial Measurement Unit, which is incorporated into the Kodiak Driver. Our supervised learning is based on both manually-processed data processed and AI pre-labeling modules. For example, we use publicly available vision language encoders that are available for commercial use. We train our models on GPU cluster infrastructure, either at our own on-premise data center or in cloud-based clusters.
We do not use any third-party data sources in our autonomous system—all of our datasets are proprietary and originate from data we collect while a Kodiak Driver-powered vehicle is operating. This includes data we collect on our own Kodiak Driver-powered trucks, as well as data we collect while operating our DaaS model on customer-owned trucks.
Independence from HD Maps
The Kodiak Driver operates without relying on HD maps that are common in the AV industry. Instead, the Kodiak Driver is designed to see the road, analyze its surroundings, use limited pre-existing information and incorporate real-time perception. We believe this approach better enables the Kodiak Driver to adapt to construction, obstacles, and shifting lanes.
Additionally, we believe this approach enhances the Kodiak Driver’s ability to operate in unstructured environments, such as the Permian Basin and military theaters, where maps are difficult, if not impossible, to build and maintain. We believe our independence from HD maps will enable broader scalability and resilience in complex and dynamic environments, giving our trucks the flexibility to navigate across a range of situations and locations.
Common Technology Platform
The Kodiak Driver is a single, common technology platform that is designed to operate across multiple vehicle types and in a variety of driving domains. We have already demonstrated the Kodiak Driver on a number of vehicle types, including Class 8 trucks, Ford F-150s and a Textron RIPSAW M3 treaded military vehicle. In addition, this common technology platform allows us to leverage learnings from one domain to the next. Our strategic decisions to expand the Kodiak Driver’s operating domain to highways, surface streets and unimproved roads has created a robust solution that allows us to leverage learnings across driving environments, creating a virtuous technology development cycle.
Modular Hardware
We recognize that truck uptime and efficient maintenance are important for our customers. We designed modular hardware that is easy to service and maintain without the need for specialized technicians. This technology enables our customers to keep their Kodiak Driver-powered trucks up and running. Our focus on meeting these needs is evident in the design of our SensorPods, which are engineered to be replaced in less time than it takes to change a tire. We also recently announced a strategic agreement with Bosch, a leading global supplier of technology and services, to collaborate on and scale the manufacturing of a production-grade, redundant autonomous platform. This platform contains the specialized hardware, firmware, and software interfaces that enable the Kodiak Driver to automate trucks—either on a vehicle production line or through an upfitting partner.
Assisted Autonomy
The Kodiak Driver is designed to operate across a variety of environments. We have enhanced this capability by developing an end-to-end service capability, which we call Assisted Autonomy. Assisted Autonomy blends remote support with onboard autonomy to create a solution that enables flexibility and safety. When operating in Assisted Autonomy mode, a driver holding a commercial driver’s license sits at a remote assistance station with intuitive controls including a steering wheel, pedals and brakes to provide guidance to the Kodiak Driver. Assisted Autonomy integrates into the Kodiak Driver’s AI safeguards, and uses redundant, low latency communications to enable safe, high-reliability remote assistance. We developed our Assisted Autonomy system to offer reliable end-to-end solutions, leading to reduced development costs and additional operational flexibility for our customers, and operate our Assisted Autonomy system in partnership with Vay Technology Inc. (“Vay”). Vay’s stations and software tools enable communication with the trucks using multiple redundant communications protocols, offering a more flexible driver-out solution that facilitates broad operational capabilities.
Connectivity for Kodiak's Assisted Autonomy technology is powered by Verizon. Verizon's 5G and LTE networks allow Kodiak’s driverless vehicles to communicate with Assisted Autonomy drivers and send mission-critical communication between vehicles and our 24/7 Operations Center, with low latency over long distances in remote environments.
AI Safety Agent
Kodiak's perception system utilizes our proprietary AI Safety Agent that leverages generative AI-based VLMs to identify and address novel, complex or rare edge case scenarios that can be a challenge for more traditional perception techniques. Using this new approach, the Kodiak Driver can generally identify scenarios like dust devils, flooded roads and car fires. We believe this technology allows us to more efficiently handle the long tail of complex edge cases as we move towards long-haul driverless deployment.
Our Safety Approach
Safety is the foundation of everything we build. It is the driving force behind what we do and why we do it.
Building a safe AV is not about using a single approach or achieving a single metric. It is about being comprehensive – identifying reasonably foreseeable risks and building layers of systems and processes to mitigate those risks. This holistic, comprehensive framework, common in safety-critical industries, is called a safety case. We utilize our safety case to provide a structured, evidence-backed argument for why the Kodiak Driver is acceptably safe.
Our safety case enables us to foster confidence among customers, regulators and the general public. To complete our driverless safety case for our initial industrial trucking operating domain, we conducted a comprehensive risk evaluation spanning functional safety, behavioral safety, operational safety, cybersecurity and other areas of focus. The evidence from this effort was then assembled into our safety case structure to support the claim that our system is acceptably safe for driverless operations in our off-highway operating domain. We are now working to extend our safety case to additional operating environments, including long-haul trucking. We intend to complete our long-haul safety case, and commence long-haul driverless operations, by the end of 2026.
Our Safety Case Pillars
Core to our safety approach is the Probabilistic Risk Assessment (“PRA”), a technique pioneered by the nuclear and aerospace industries, to quantify behavioral safety risks. The PRA provides a rigorous, data-driven assessment of risk, supporting a measurable and evidenced-backed path to deployment readiness, while helping to identify the highest-priority areas for development.
The PRA breaks down risks into testable and measurable scenarios, starting broad and progressively narrowing into specific, quantifiable events like “static vehicle-in-lane exposures per mile.” This structured risk assessment enables a precise evaluation of our autonomy system’s performance under real-world conditions. By pinpointing key sources of risk, the PRA allows us to prioritize development towards the most critical scenarios. As we continuously expand and refine our

PRA model, we systematically determine new engineering priorities, ensuring continuous refinement and ongoing safety improvements.
In addition to our safety case framework, we work both individually and with our suppliers to ensure we comply with all applicable Federal Motor Vehicle Safety Standards (“FMVSSs”) and Federal Motor Carrier Safety Regulations (“FMCSRs”). Furthermore, we have established a strong set of principles, policies and procedures designed to promote safety throughout our organization. We work closely with both federal and state regulators to ensure that they are well informed of our operations and approach and commitment to safety.
Our Solution
The Kodiak Driver
We are focused on delivering a purpose-built, physical AI-powered ground autonomy solution that enables reliable and efficient driverless movement in a wide variety of environments. The Kodiak Driver’s software stack employs a physical AI-driven approach to ground autonomy, utilizing a single virtual driver across multiple environments, while the Kodiak Driver’s modular hardware is designed for easy maintenance with minimal training. The Kodiak Driver has demonstrated performance in complex environments with different trailer types and weights.

One Common Technology
Physical AI
Behind the Wheel
Modular Hardware
Built to Scale
Oversight &
Integration Tools
kodiakDriver
Driving Autonomy Across Applications

Oversight and Integration Tools
Kodiak has built oversight and integration tools that allow us to deliver a comprehensive and turnkey AV solution to our customers. This includes Kodiak OnTime, Kodiak’s proprietary suite of support services and tools designed to provide smooth integration with customer operations. Kodiak OnTime integrates the Kodiak Driver with our customers’ management systems, including fleet management, transportation management and yard operations. In addition, Kodiak OnTime enables real-time tracking and status updates, and includes in-field applications for inspections as well as services to keep trucks moving safely and efficiently. Kodiak’s 24/7 Operations Center gives our operations specialists real-time visibility into every Kodiak Driver-powered truck, supporting efficient and reliable operations.

A Business Model Tailored to Customer Operations
Kodiak offers the Kodiak Driver for a recurring license fee. Integrating the Kodiak Driver into customer-owned vehicles allows us to maintain a more asset-light business model. Under our DaaS model, which we launched in December 2024 in connection with our partnership with Atlas, we charge a per-vehicle or per-mile license fee, depending on which fee structure better fits into our customers’ operations. These license fees cover the use of the Kodiak Driver hardware and software platforms, access to software and routing updates, maintenance of the autonomous system, remote monitoring and assistance and access to Kodiak OnTime and other services.
We believe that integration with our customers’ information management systems through Kodiak OnTime will aid in customer retention, as our customers adapt their processes and tools specifically to incorporate the Kodiak Driver. We anticipate entering into long-term master service contracts with our customers which will provide for per-truck or per-mile license fees and terms of three to four years in our trucking business.
We will deliver certain components of our offerings, such as maintenance, hardware financing and insurance, in conjunction with our third-party partner network. We believe that this business model will allow us to scale while maintaining high margins – we succeed as our customers succeed.
Technology
Kodiak’s Self-Driving Software Stack
The Kodiak Driver uses a Modular Cognitive Architecture consisting of several parallel deep neural nets that simultaneously process large amounts of sensor data to perceive and understand the truck’s operating environment and its place within it, classify the objects and actors in its field of view, predict the behavior of those actors, and create and execute a motion plan for where to drive. Our data-driven AI framework emphasizes redundancy, end-to-end learnability, interpretability, generalizability and cross-sensor learning.
The Kodiak Driver pulls in information from its suite of sensors: cameras, radars and LiDARs. Each of these sensors has its own strengths and benefits, and we purposefully arrange them with overlapping fields of view designed to improve safety. The Kodiak Driver’s AI-powered perception system then processes that sensor information, turning raw sensor data into actionable information. Next, the Kodiak Driver uses this information to determine its location, orientation and speed in relation to other objects and actors. It then formulates a motion plan for where to drive, setting both speed and trajectory to establish a safe path. Finally, the Kodiak Driver’s controls layer communicates with the underlying truck, applying the throttle or brakes and turning the wheels, as applicable. This full cycle repeats itself ten times every second.
The Kodiak Driver also utilizes technologies that promote safe and reliable operations even in challenging situations. Kodiak’s proprietary fallback system is designed to enable a Kodiak Driver-powered vehicle to safely and autonomously move over to the side of the road in the event of a truck or system failure, thereby achieving a minimal risk condition. Ten times each second, the Kodiak Driver evaluates the performance of more than 1,000 safety-critical processes and components in both the self-driving stack and the underlying truck platform. Should any of these critical components fall outside the acceptable performance parameters, the Kodiak Driver automatically executes a fallback plan, safely pulling the truck over to the side of the road. This fallback capability is critical for promoting safe operations. Our perception system also uses a proprietary, patent-pending system that leverages generative AI-based VLMs to identify and respond to novel, complex edge case scenarios that can be a challenge for more traditional perception techniques.
Kodiak’s Hardware Solution
Guided by its ecosystem-first approach, Kodiak has developed differentiated, modular hardware to power its driverless operations. This hardware includes:

3
4
1
2

1. SensorPods
2. Redundant Architecture
3. Physical AI Compute
4. Actuation Control Engine (ACE)

1.SensorPods—Kodiak’s proprietary SensorPods are mirror-mounted self-contained modules that contain cameras, radars and LiDARs. With two SensorPods per vehicle, the Kodiak Driver maintains overlapping fields of view. Kodiak’s patent-pending quick-disconnect attachment is designed to maximize uptime and utilization by enabling fast swaps with minimal training.
2.Redundant Architecture—Kodiak’s modular driverless hardware platform integrates redundancy into all safety-critical functions, including steering, braking, power and compute. This redundancy ensures the Kodiak Driver can maintain safe and reliable driverless operations, even in the event of a component failure.
3.Physical AI Compute—The Kodiak Driver’s physical AI compute platform includes GPUs optimized for automotive applications and a hardened, military-spec compute designed to withstand the harsh environments where the Kodiak Driver operates. The compute platform also includes automotive processors and in-vehicle networking interfaces developed by NXP Semiconductors, which enable critical functions such as vehicle performance monitoring and on-vehicle power management.
4.Actuation Control Engine (“ACE”)—At the core of our safety architecture is the ACE, a custom-designed computer that manages vehicle actuation independently from the main autonomy system. If any safety-critical component of either the Kodiak Driver or the underlying vehicle platform fails, the ACE steps in to execute a safe fallback maneuver and bring the vehicle to a controlled stop.
Commercialization Strategy
Kodiak’s commercialization strategy has always been focused on meeting our customers’ needs. With a large truck driver shortage, an aging workforce and high turnover rates, our customers have consistently told us that they need a flexible DaaS solution. The DaaS solution is expected to help them supplement their existing workforce, grow their fleet and increase their asset utilization. With customer needs in mind, we first implemented with Atlas in December 2024, and expect to grow, our DaaS revenue model by licensing our solution to long-haul trucking, industrial trucking, and defense customers. We offer different license fee structures to align with our customers’ preferred driver cost approach, such as per-mile or per-vehicle. This flexibility is critical in providing our customers with a solution that works for them.
This flexible and customer-centric business model is matched by the versatility of the Kodiak Driver to meet the operational needs of our customers. The Kodiak Driver’s underlying common technology platform and independence from HD maps is expected to enable commercialization across different use cases, including long-haul trucking, industrial trucking, and off-road defense applications.

The initial commercial launch of our recurring revenue-generating driverless trucking solution in December 2024 focused on the industrial trucking sector. The 24/7 nature of oil and gas wells, the acute driver shortage and safety risks in the Permian Basin, and the remoteness of the environment made the oil and gas logistics market ripe for automation. Next, we plan to commercialize our technology in the long-haul trucking sector. We have built an extensive autonomous freight network of approximately 24,000 miles that runs across the southern United States. Following the expansion of our safety case to cover the long-haul operating domain, we plan to launch our long-haul driverless deployment initially in Texas. We believe Texas is an attractive launch market because it is one of the largest freight markets in the United States, and has a generally favorable business and regulatory environment, along with a relatively moderate climate.
In our long-haul operations, we are currently operating revenue-generating commercial operations with Kodiak-owned autonomous trucks. Since 2019, we have hauled commercial freight for our extensive customer base and, we currently offer regular service between our Dallas hub and Houston, Oklahoma City and Atlanta and recently expanded our service offering to El Paso. We have also previously operated consistent service between Dallas and San Antonio, and piloted deliveries between California and Florida.
We partner with commercial upfitters to integrate the Kodiak Driver hardware into commercially available trucks. This includes our partnership with Roush Industries, Inc. (“Roush”), a leading product development supplier serving the mobility, aerospace and defense industries. We believe this upfit-first strategy is the best approach for the current state of the market, which does not yet offer driverless-ready trucks directly from OEMs at scale. Partnering with Roush also gives us strategic flexibility to make continuous incremental improvements to the Kodiak Driver hardware as new technologies and techniques become available. In the long run, we believe integrating our technology into truck OEM manufacturing processes will help us achieve additional economies of scale, further reduce the cost of our system and enable significant scale of production.
We believe our customer-centric approach is a key differentiator. Rather than offering a one-size-fits-all approach, we closely collaborate with our customers through our Partner Deployment Program (“PDP”). We have refined our PDP over several years to ensure the ease of integration of the Kodiak Driver into our customers’ operations. This structured program begins with: (i) assessing the customer’s freight network to identify optimal deployment opportunities; (ii) designing end-to-end solutions that address customer needs; and (iii) defining operational workflows, including maintenance services and system integrations. This enables us to prove the viability of our technology and our commitment to customer success by hauling customer freight with Kodiak-owned autonomous trucks. As we scale our DaaS model beyond the industrial domain, we expect Kodiak-owned autonomous trucks deployed on behalf of our customers will be replaced by customer-owned trucks powered by the Kodiak Driver.
Competition
We believe our main competitors are other AV technology developers, particularly those who focus on long-haul trucking, industrial trucking and defense.
The principal competitive success factors in AVs for long-haul trucking, industrial trucking and defense, include:
•market reputation;
•safety and reliability;
•technology quality;
•team quality;
•go-to-market approach;
•commercial traction;
•capital efficiency; and
•intellectual property portfolio.

We believe we compare favorably to our competitors on most, if not all, of these categories, due to our demonstrated commercial traction, differentiated technology, strong safety culture and experienced team.

Our Growth Strategy
We plan to continue to build on our position as a leading AV technology provider through further commercialization and scaling of our commercial deployments and the continued development of the Kodiak Driver.
Domestic Expansion
Since our inception, we have focused on building a solution that solves customer pain points and easily integrates into our customers’ existing networks. We launched our driverless solution in the Permian Basin in West Texas and Eastern New Mexico with Atlas in December 2024 and expect our deployment with them to scale in 2026 and beyond. In addition, we plan to launch driverless highway operations by the end of 2026 in the southern United States, following the completion of key systems and safety engineering work required to validate the expansion of our safety case to encompass long-haul operations. Once we complete our long-haul safety case, we will then aim to strategically grow our geographic footprint to freight lanes across the country. We expect to expand nationwide over the course of the decade to meet the demands of our customers and as we validate our technology in additional operating environments.
We also see opportunities in the defense sector, particularly given the Pentagon’s increasing preference for commercial off-the-shelf technologies, rather than home-grown or defense-specific solutions. The Pentagon has stated that it views autonomous technologies as a priority area for investment, particularly as a means of maintaining combat superiority against adversaries that can field greater manpower.
International Expansion
While we are focusing our commercial operations in the United States in the near term, we expect to expand to key international markets that share certain similarities with the United States such as labor shortages, supportive regulatory environments and comparable roadway environments. We expect these jurisdictions may initially include Australia, the Middle East, Canada and Europe, subject to ongoing customer and prospective customer discussions, market analysis and trade policy considerations. Additionally, we see defense sector opportunities with allied militaries in Europe, given instability in the region.
Intellectual Property
Our success and competitive advantage depend in part upon our ability to develop and protect our core technology and intellectual property. We own a portfolio of intellectual property, including patents and patent applications, trademarks, domain registrations, confidential technical information including trade secrets, technical data, curated data sets and expertise in the development of software and hardware for AVs.
We have filed applications and paid certain fees to register and maintain our patents and trademarks, to secure and protect our intellectual rights and defend against third parties who may infringe on our intellectual property rights. We also rely on trade secrets to protect our AI model architecture, design and manufacturing know-how and individual model structures and model parameters that have been developed within our proprietary perception, mapping, planning and control systems with curated data structures. Additionally, we take commercially reasonable steps designed to secure and protect our intellectual property rights, including through agreements with our commercial partners, supply-chain vendors, employees and consultants, and by maintaining our software in an access-controlled proprietary cloud environment.
As of December 31, 2025, we own over 150 patents and pending patent applications, including filings in U.S. and foreign jurisdictions. In addition, we have two registered U.S. trademarks and one registered foreign trademark. Our patents and patent applications cover a broad range of technologies relevant to self-driving vehicles across different operating domains, including long-haul trucking, industrial and defense related domains.
Regulatory Landscape
There is currently no comprehensive federal regulatory framework governing the deployment of driverless trucks. We are able to operate our driverless trucking business today as regulators continue to work towards developing regulatory frameworks specifically for AV deployment.
At the state level, the regulatory landscape continues to evolve. As of December 31, 2025, 24 states have enacted legislation explicitly permitting the deployment of driverless trucks. Critical freight corridors, including the I-10 and I-20 corridors stretching from Arizona to Georgia and Florida, are located in states with supportive legal frameworks in place. This has enabled us to pursue and expand our operations across key commercial routes critical to long-haul trucking. While California currently does not allow for AV truck deployment, in April 2025, the state launched a rulemaking process that we expect to lead to regulations allowing for driverless truck deployment in the near term.
While these state laws differ, they generally allow for driverless deployment, so long as vehicles are able to follow the rules of the road and are able to achieve minimal risk conditions. Differences in requirements, such as first responder interaction protocols and insurance standards, create compliance complexities.
At the federal level, the United States Department of Transportation (“USDOT”), through both the National Highway Traffic Safety Administration (“NHTSA”) and the Federal Motor Carrier Safety Administration (“FMCSA”), continues to study and issue guidance related to autonomous vehicles. Both agencies have devoted considerable resources to understanding how automation will change roadway operations and safety. Secretary of Transportation Sean Duffy has pledged to create a federal framework for AV deployment, and in April 2025, the USDOT released the first installment of that framework. Additionally, in October 2025, USDOT issued a waiver that allows AV truck operators to use flashing warning beacons as a replacement for reflective warning triangles, providing a solution to a core regulatory challenge facing AV trucking.
Current federal AV regulations largely rely on existing authorities. This includes 2018’s AV 3.0 guidance, which specifically states that “Going forward FMCSA regulations will no longer assume that the commercial motor vehicle driver is always a human or that a human is necessarily present onboard a commercial vehicle during its operation.” Further, in July 2021, NHTSA issued Standing General Order 2021-01 (“SGO”), which requires AV companies to report any crash that “results or allegedly results in any property damage, injury, or fatality.” This SGO has been amended twice in the ensuing years, most recently in April 2025. NHTSA both posts this data on a publicly available portal and uses it to identify potential safety defects that may necessitate a recall under the National Traffic and Motor Vehicle Safety Act of 1966 (the “Vehicle Safety Act”).
In the United States, manufacturers must self-certify that their vehicles comply with the FMVSSs, promulgated by NHTSA. Companies such as Kodiak self-certify continued compliance with the FMVSSs, while NHTSA retains authority to oversee safety through its defect and recall powers. Further, we and our customers must comply with FMCSRs regarding the safe operation of commercial vehicles.
We play a central role in educational and advocacy efforts related to AV deployment. We belong to numerous industry associations and trade groups, including the Autonomous Vehicle Industry Association, the ATA, Partners for AV Education, the Consumer Technology Association, the Permian Road Safety Coalition, the Commercial Vehicle Safety Alliance and more. At a state and local level, we belong to over a half dozen state trucking associations and engage closely with state and local regulators to educate them about the opportunity for AV trucking to improve safety and grow the economy. We co-chair the Freight Subcommittee of the Texas Connected and Autonomous Vehicle Task Force and have twice testified before the Texas House Transportation Committee. We will continue to work closely with federal and state policymakers to strengthen an already robust regulatory picture and deploy our technology.
As the regulatory environment continues to advance, our business may need to evolve accordingly. For example, additional state-level requirements or new federal standards could require operational or technical adjustments. We proactively engage with policymakers and regulators to help ensure the regulatory frameworks support safe and scalable autonomous deployment. We are hopeful that, in the near future, USDOT will issue additional regulations that will create further regulatory certainty for the AV industry and the U.S. Congress will pass a federal legislative framework for AVs.
Corporate Social Responsibilities and Sustainability
Safety
We have a deep commitment to making driving safer. Delivering on this commitment is central to how we aim to make a positive contribution to our communities and our country. Safety is the foundation of everything we do at Kodiak. It is a responsibility that we take seriously and has been a key focus of Kodiak since day one. We also firmly believe that safety requires a team approach, and we have worked closely with federal and state regulators, law enforcement and our industry partners to ensure that our vehicles are fundamentally safe. This commitment is also paramount in our defense business, where we are helping to remove service members from harm’s way in some of the most dangerous jobs in the U.S. military.

Sustainability
We believe that autonomous trucks will help improve fuel efficiency, through less idling, more efficient routing, fewer non-revenue producing miles and more efficient driving. We believe these improvements will facilitate reduced customer emissions, while lowering operating costs for our customers.
Our Culture
Kodiak’s team members are the collective force that drive innovation and organizational excellence. Kodiak has established a clear purpose that employees, partners and customers identify with and are passionate about.
This fosters a collaborative environment that we believe delivers personal and professional satisfaction. By focusing on employee engagement, collaboration, accountability and overall fulfillment, Kodiak is able to attract and retain top talent, which we believe creates a high-performance culture. This in turn allows us to leverage the talent and knowledge of our workforce, contributing to our overall momentum and success.
We’re strongly driven by our company values:
•Safety—Safety first and always. Reinforce safe choices as a community. Behave responsibly.
•Integrity—Seek the truth, especially when it’s inconvenient. Speak with passion, but respect diverse points of view to move towards execution.
•Innovation—Focus, efficiency and elegance. Learn from experience. Implement breakthrough solutions to solve meaningful problems.
•Teamwork—Seek out best-in-class collaborators. Embrace the strength of different perspectives-across teammates, customers and the motoring public.
•Trust and Accountability—Deliver smooth experiences wherever possible. Build trust through action. Be consistently and constantly accountable.
Employees
As of December 31, 2025, we had 341 full time employees and one part-time employee. None of our employees are represented by a labor union, and we consider our employee relations to be in good standing. To date, we have not experienced any work stoppages.
Available Information
Our website is located at www.kodiak.ai, and our investor relations website is located at investors.kodiak.ai. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains our SEC filings at www.sec.gov.
We announce material information to the public about us, our products and services and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, and the investor relations section of our website (investors.kodiak.ai) in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. The contents of our websites and corporate reports mentioned herein are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites or the contents of our websites are intended to be inactive textual references only.

Item 1A. Risk Factors.
Investing in our securities involves a high degree of risk. Before deciding to invest in or to maintain an investment in our securities, you should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. Our business, as well as our reputation, financial condition, results of operations and price of our securities could also be adversely affected any of these risks and other risks and uncertainties not currently known to us or that we currently do not believe are material. In that event, the market price of our securities could decline, and you could lose part or all of your investment.
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
•We depend on our commercial agreements with Atlas.
•AV technology presents the risk of significant injury, including fatalities.
•The Kodiak Driver, our virtual driver system that combines advanced AI-powered software with modular, vehicle-agnostic hardware, may not function as intended due to flaws or errors in our software, hardware, and systems, product defects, or due to human error.
•Any flaws or misuse of AV technology, whether actual or perceived, intended or inadvertent, by us or third parties, may adversely affect our business, financial condition, and results of operations.
•We operate in a highly competitive market, and we may be unable to compete effectively, including against competitors who may have greater resources.
•Our success is contingent on our ability to execute our DaaS business model, including by maintaining, managing, retaining, and expanding our existing customer relationships and obtaining new customers.
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
•A significant portion of our historical revenue has come from our contracts with the U.S. Department of War (“DoW”) and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the U.S. Government may adversely affect our business, financial condition, and results of operations.
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
We have incurred net losses since our inception. During the years ended December 31, 2025, 2024, and 2023, we incurred net losses of $585.5 million, $69.5 million, and $56.9 million, respectively. We intend to continue making investments in our business, particularly with respect to scaling driverless commercial operations of the Kodiak Driver, which may take longer than we currently expect or may never occur. We expect such investments will include continued investments in sales and marketing, development of new product features, infrastructure, expansion of our operations, and general and administrative functions, including legal, regulatory, compliance, security, and accounting expenses related to our business. These investments may not result in increased revenue or growth in our business and may contribute to future losses. We have incurred, and expect to incur in the future, losses for a number of reasons, including further investments in scaling our commercial operations, unexpected expenditures or costs, and the other risks described in this “Risk Factors” section. If we are unable to successfully address these risks as we encounter them, our business, financial condition, and results of operations may be adversely affected.
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
We are a relatively new enterprise that is just beginning to commercially scale our business. For instance, in December 2024, we announced the delivery of our first Kodiak Driver-powered, customer-owned driverless trucks to Atlas. Following successful real-world operations and achievement of certain milestones, in March 2025, Atlas committed to deploying the Kodiak Driver on 100 Atlas-owned trucks, subject to the terms of a Master Services Agreement between us and Atlas, effective as of July 17, 2024 (as supplemented, the “Atlas MSA”). Relationships with Atlas and other current customers are important to our existing operations. We also need to both successfully scale driverless operations with Atlas and other customers and attract new customers to commercially scale our business. As part of our scaling efforts, we may encounter considerable challenges in entering new markets and undertaking sales and marketing activities, many of which are beyond our control. The likelihood of our success must be considered in light of these potential risks, expenses, complications, delays, and the competitive environment in which we operate. Consequently, there is substantial uncertainty that our business model will prove successful and sustainable. We may not be able to generate significant revenue or achieve profitability. In addition, any failure to commercialize our solutions within our projected timelines may adversely affect our business, financial condition and results of operations. Any investment in us is therefore highly speculative and may result in the loss of your entire investment.

We rely on a limited number of customers for a significant portion of our revenue. The loss of, or a reduction in our commercial relationship with, any of those customers may adversely affect our business, financial condition, and results of operations.
A significant portion of our revenue has been generated from a limited number of customers, and we expect that to continue in the near term. For example, for the years ended December 31, 2025, 2024, and 2023, we recognized revenue from the U.S. Army of $1.0 million, $13.3 million, and $15.0 million, respectively, which represented 26%, 89%, and 89%, respectively, of our revenues in such periods. While our contract with the U.S. Army was amended in connection with our work with the U.S. Marines and is still effective and the contract may be used for other work through its expiration in October 2026, there are currently a limited number of contracted deliverables to be completed. Government contracts, and associated revenue, particularly those with the DoW and its service branches, can be episodic in nature and difficult to predict from period to period. Further, we have historically derived a significant portion of our defense revenue from contracts pursuant to programs funded by governmental agencies, such as the DoW and the U.S. Army. A prolonged federal government shutdown may negatively impact the funding of, or eliminate, such programs or other programs we may otherwise be able to apply for or participate in, and shutdown and funding related delays in the contracting process may result in our incurring substantial labor or other costs without reimbursement, all of which may adversely affect our business, financial condition, and results of operations.

In 2024, we partnered with Atlas and deployed our first Kodiak Driver-powered, customer-owned trucks. In March 2025 upon the achievement of certain milestones, Atlas committed to deploying the Kodiak Driver on 100 Atlas-owned trucks, subject to the terms of the Atlas MSA. Until we have scaled our commercial operations in on-highway operations and other applications of the Kodiak Driver, we expect our contract with Atlas to account for a growing portion of our revenue as we continue to deploy additional trucks to Atlas. For example, for the year ended December 31, 2025, we recognized revenue from Atlas of $1.8 million, which represented 46% of our total revenue.
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
As of December 31, 2025, Atlas is our sole customer with driverless vehicles integrated into their fleet. Until we have scaled our business, we expect the Atlas MSA to account for a significant and growing portion of our revenue. Although we anticipate that the Atlas MSA will generate revenue for us through the initial order of 100 Kodiak Driver-powered, Atlas-owned trucks and beyond, we may fail to satisfy our obligations under the Atlas MSA, Atlas may elect not to enter into additional orders for the Kodiak Driver, and we may not otherwise realize the anticipated benefits at the time or to the degree we anticipate, or at all. The loss of all or a portion of the revenue attributable to the Atlas MSA may adversely affect our business, financial condition and results of operations. Further, while Atlas is contractually obligated to deploy the Kodiak Driver on 100 Atlas-owned trucks at an agreed-upon schedule, Atlas is not required to license the Kodiak Driver in any additional trucks beyond this figure. Atlas may also license the Kodiak Driver slower than anticipated or seek a delay or defer delivery of Kodiak Driver-powered trucks, which may be exacerbated by the volatility and swings in productivity that have historically affected oil and gas industry participants.
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
Any product recall or material incident in the future may result in adverse publicity, damage our brand and reputation and may adversely affect our business, financial condition and results of operations. In the future, we may voluntarily or involuntarily initiate a recall if any vehicles powered by our AV technology prove to be defective or non-compliant with applicable FMVSSs. Such recalls involve significant expense and diversion of management attention and other resources, which may adversely affect our brand image in our target markets, as well as our business, financial condition, and results of operations.
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
We have provided, and may in the future provide, certain progress and performance metrics, including the Autonomy Readiness Measure. These metrics are subject to inherent challenges in measurement; real or perceived inaccuracies in such metrics and metrics values that are below expectations could materially and adversely affect our business, prospects, financial condition and results of operations.
We have provided, and may in the future provide, a measure of our progress toward the long-haul launch of the Kodiak Driver (the “Autonomy Readiness Measure” or “ARM”). The ARM is the weighted function of completeness of our safety case, which is an internally-derived, claims-based approach that provides a generalized structured argument to addressing safety items implicated by developing and operating self-driving technology on public roads. There are inherent challenges in calculating the ARM, including the fact that management judgment is used, including when applying weighting to individual pieces of evidence that support the claims that we are making in our safety case based on, among other things, complexity, effort required to complete, scope of the Company’s commercial launch route, as well as when evaluating the percentage complete of a particular piece of evidence. If individual pieces of evidence supporting the claims of our safety case turn out to be more complex, more challenging to complete, insufficiently comprehensive or conclusive, or more time or capital intensive than we originally anticipated, adjustments will be required to be made to our calculations of the ARM. If our ARM is not an accurate representation of our progress toward long-haul launch, or investors perceive this measure not to be accurate, or we discover material inaccuracies in the safety case or our calculations of the ARM, our reputation may be significantly harmed, the timing of the long-haul launch of the Kodiak Driver could be delayed, and our stock price could decline, any of which could materially and adversely affect our business, prospects, financial condition and results of operations.
In addition, our internal systems and tools have a number of limitations, and our methodologies for tracking the ARM may change over time, which could result in unanticipated changes to the metrics or estimates that we publicly disclose. If the internal systems and tools we use to track these metrics are not an accurate indicator of our performance or contain other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring our progress toward our long-haul launch.
Our brand and reputation may be harmed by negative publicity or safety and other concerns regarding the Kodiak Driver and our company. Failure to maintain, protect and enhance our brand may limit our ability to expand or retain our customer base, which may adversely affect our business, financial condition and results of operations.
We must maintain and enhance our brand identity and reputation and increase market awareness of the Kodiak Driver and our company. The successful promotion of our brand will depend on our efforts to achieve widespread acceptance of our technology and solutions, as well as attract and retain customers. We also need to maintain our current market leadership and successfully differentiate our technology and solutions from our competitors. These efforts require substantial expenditures and management attention. We anticipate that those expenditures will increase as our market becomes more competitive, and as we expand our operations. These investments in brand promotion and thought leadership may not yield increased revenue in amounts that offset the increased expenses we incur, or at all, and may require investment of substantial management time. Our brand value and reputation also depend on our ability to provide safe, secure and trustworthy solutions, address customer needs, and protect and use our customers’ and partners’ data in a manner that meets their expectations. Any safety or security incidents or the reporting or perception that they have occurred could result in legal claims or proceedings, regulatory inquiries, investigations and other proceedings, or negative publicity, any of which could harm our reputation or our brand. Damage to our reputation and loss of brand equity may reduce demand for our solutions, cause us to lose customers, and require additional resources to rebuild our reputation and restore the value of our brand, which may adversely affect our business, financial condition and results of operations.
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
The markets in which we operate are highly competitive and are characterized by rapid technological change. Our future success will depend on our ability to scale our commercial operations and adoption of our solutions in a timely manner to stay ahead of existing and new competitors. Several companies, including Aurora Innovation, Nuro, Tesla, Waabi, Waymo, and Zoox, are investing heavily in building AV technology. These companies compete with us directly and indirectly by offering AV technology for the same or similar use cases. If our competitors, including those mentioned above, develop superior technology, or are perceived to have better technology, they may capture market opportunities and establish relationships with customers and partners that might otherwise have been available to us. Further, certain of our competitors have greater financial, marketing, R&D, and other resources than we do, and in certain circumstances are supported by large multinational corporations. In the event that one or more of these competitors broadly commercializes their technology before or more successfully than we do, our business, financial condition and results of operations may be adversely affected.
We may experience difficulties in managing our growth and expanding our operations.
We expect to experience significant growth in the scope and nature of our operations and commercial deployments. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, compliance programs, and business processes. We are currently in the process of strengthening our compliance programs, including in relation to cybersecurity, privacy and anti-corruption. We may also need to reduce our reliance on manual operations in the areas of billing and reporting and make certain other improvements to support our complex arrangements and the rules governing revenue and expense recognition for our future operations. We may not be able to implement improvements in an efficient or timely manner. We may also discover deficiencies in existing controls, programs, systems and procedures, which may have an adverse effect on our business, financial condition and results of operations as well as the accuracy of our reporting.
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
There is currently significant uncertainty about the future relationship between the United States and its trading partners with respect to trade policies, tariffs, and similar policies affecting cross-border operations. The U.S. Government has made and continues to make significant additional changes in U.S. trade policy, specifically tariffs, and may continue to take future actions that could negatively impact our business, including escalating tariffs on the import of goods from most U.S. trading partners. For example, since February 2025, the United States has imposed additional 10-35% fentanyl-

related tariffs on certain goods from China, Canada, and Mexico with exceptions for items qualifying for duty-free treatment under the U.S.-Mexico-Canada Agreement (“USMCA”), and additional reciprocal tariffs on China (currently 10%). The U.S. Government has also implemented Section 232 tariffs on various items based on a finding that certain imports threaten to impair U.S. national security, including but not limited to certain articles of steel and aluminum (currently 50%); passenger vehicles, trucks, and automotive components (currently 25%); and articles of copper (currently 50%). In addition, the U.S. Department of Commerce has initiated Section 232 investigations into additional products, including semiconductors and related manufacturing equipment, processed critical minerals, and derivative products; when these investigations are complete, the U.S. Government may decide to levy additional tariffs on such products. The U.S. Government has also imposed, increased, or maintained Section 301 tariffs of 7.5%-100% on certain commodities from certain U.S. trading partners, most prominently China and Brazil. Since April 2025, the U.S. Government has also imposed additional reciprocal tariffs of between 10%-125% on imports from most U.S. trading partners, with certain products exempt from these reciprocal tariff measures, including but not limited to items subject to Section 232 tariffs and certain semiconductors, computers, and other products derivative of critical minerals. However, the scope of these tariffs and exclusions is subject to change.
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
We rely on third-party suppliers, OEMs, upfitters, service providers and partners to design, develop, industrialize, manufacture, and supply components for the Kodiak Driver. While we plan to obtain components from multiple sources whenever available and desirable, some of the components used in our hardware and technology are currently purchased from a single or limited number of suppliers. Further, our agreement with Bosch provides for certain exclusivity rights should components reach certain quality, pricing, volume and other levels. We refer to these suppliers as our single or limited source suppliers. Some of the components we obtain from single or limited source suppliers are manufactured in China, and the pricing of these components has been and may continue to be significantly affected by tariffs.
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
We currently rely on partners, such as Roush, for vehicle integration, or upfitting, of the Kodiak Driver and for remote monitoring and remote assistance services. Collaboration with third parties to provide these services is subject to risks that are outside of our control. As we scale our operations, we expect to increase our reliance on these third parties.
We have in the past, and may in the future, experience delays in development and production when and if our suppliers do not meet agreed upon timelines or experience capacity constraints. There is also a risk of potential disputes with suppliers, OEMs, and partners which may stop or slow our ability to integrate the Kodiak Driver in customer fleets. If OEMs, suppliers or other partners determine that they will not support AV deployments or limit how AV technology can be deployed, including ODD expansion, using their components, or if we are unable to work collaboratively with such partners to integrate the Kodiak Driver with commonly used commercial trucks, our business, financial condition and results of operations may be adversely affected. In addition, we cannot guarantee that our suppliers, OEMs, or upfitting partners will not deviate from agreed-upon quality standards, which could result in delays or, if undetected by us, quality issues that may adversely affect our brand and reputation, business, prospects and results of operations.
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

Significant costs may be incurred to ensure compliance with requirements unique to government contracts. Uncertainty exists with regard to proposed and future changes to government contract regulatory requirements, and such changes could subject our company to increased risks and costs. We may be subject to the Federal Acquisition Regulation (“FAR”) and agency supplemental acquisition regulations including the Defense Federal Acquisition Regulation Supplement (“DFARS”) as well as other contractual terms that subject us to federal cybersecurity requirements. U.S. Government customers contractually require us to notify them of security breaches or other cyber incidents. If an actual or perceived breach of security measures, unauthorized access to our system or the systems of the third-party vendors that we rely upon, or any other cybersecurity threat occurs, we may face direct or indirect liability, costs, damages, or contract termination. In addition, our reputation in the industry and with current and potential customers may be compromised, our ability to attract new customers could be negatively affected, and our business, financial condition, and results of operations could be materially and adversely affected. Amendments to DoW cybersecurity requirements, such as through amendments to the FAR or DFARS, may increase our costs or delay the award of contracts if we are unable to certify that we satisfy such cybersecurity requirements.
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
As a government contractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts and inclusion on government contract vehicles, which affect how we and our partners do business with government agencies. As a result of actual or perceived noncompliance with government contracting laws, regulations, or contractual provisions, we may be subject to audits and internal investigations. This may prove costly to our business financially, divert management time, tarnish our brand among customers and potential customers, affect our ability to hire, attract and maintain qualified employees, or limit our ability to continue selling our platforms and services to our government customers. These laws and regulations may impose other added costs on our business. Failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could subject us to investigations, administrative proceedings, sanctions, enforcement actions, disgorgement of profits, claims for damages, civil and criminal penalties, termination of contracts and suspension or debarment from government contracting for a period of time with government agencies. Any negative outcome from such inquiries or investigations or failure to prevail in any possible civil or criminal litigation, damages, penalties, disruption, or limitation in our ability to do business with a government could adversely affect our business, financial condition and results of operations.
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
New regulations related to AI tools and the effects of such tools on the protectability of intellectual property are still being developed. Regulations may limit whether AI may generate or create enforceable intellectual property rights when AI tools are used. The use of AI tools by competitors may make identification of infringement of our intellectual property more difficult to detect.

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
We believe that our patents are fundamental to our solutions in the area of AV technology. Unauthorized parties may attempt to copy or reverse engineer our technology or certain aspects of our solutions that we consider proprietary. AI tools may make it easier for unauthorized parties to create copies of or reverse engineer our technologies. Litigation may be necessary in the future to enforce or defend our patents, to prevent unauthorized parties from copying or reverse engineering our solutions, to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products into the United States. Initiation of any action related to patents may have multi-faceted responses, including defenses and counterclaims in the initiated action, invalidity actions in other governmental agencies, and other actions in other jurisdictions, possibly internationally. Such defenses could result in the invalidation or narrowing of our patent rights.
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
There may be intellectual property rights held by others, including issued or pending patents, that cover significant aspects of our technologies or business methods. We cannot assure you that we are not infringing or violating or have not infringed or violated any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. Our use of AI tools in the development of our product may introduce infringement risks that may be harder for us to detect. In addition, because patent applications can take many years to issue and are not initially published for the public to view, there may be applications now pending of which we are unaware, which may later result in issued patents that technology may infringe. Given the highly competitive nature of the space in which we operate, we expect that in the future we may receive notices that claim we or our collaborators have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows.
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
Registration of intellectual property rights can be an expensive and time-consuming process. This may involve both research as to the pre-existing rights of other parties and engagement with complex government procedures and documentation. It is possible that examiners, registrars, and other government authorities who oversee applications for registration of intellectual property rights would contest the validity or registrability of our intellectual property rights. Overcoming such registration challenges could require significant effort and expense. Regulations and procedures related to the examination of patent applications related to AI technologies continue to evolve. Existing or future pending patent applications may not be drafted in a manner sufficient to meet future requirements of examination. If we are not able to timely obtain registrations for our intellectual property rights, this will negatively affect our ability to enforce the same against infringers, which may in turn create risks for our business as said infringers continue to operate.
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
While we maintain policies to prevent trade secrets or confidential information from being disclosed in an inappropriate manner to third-party controlled large language models or other artificial intelligence, breaches of these policies, or unauthorized disclosures by third parties, may result in disclosure of information to third parties and could result in loss of our trade secrets or disclosure of our trade secrets or confidential information to our competitors. In addition, our proprietary information may be independently developed by our competitors or other third parties and we would have no basis to stop such uses. Any failure to protect our trade secrets or other proprietary information may adversely affect our business, financial condition, and results of operations.
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
Further, the standards applied by the U.S. Patent and Trademark Office (“USPTO”) and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable for business methods. As such, we do not know the degree of future protection that we will have on our technologies, products, and services. While we will endeavor to protect our technologies, products, and services with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time-consuming, expensive, and sometimes unpredictable.
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
It is also possible that future autonomous regulations are not standardized, and our technology becomes subject to differing regulations across jurisdictions (e.g. federal, state, local, and international). For example, in Europe, certain vehicle safety regulations apply to automated braking and steering systems, and certain treaties also restrict the operations of certain higher levels of automation. As of December 31, 2025, 24 U.S. states have passed legislation allowing for the deployment of driverless trucks, and most other states allow testing with a safety driver in the vehicle. Many other states are considering legislation and regulations that may adversely affect autonomous and driverless technologies. Despite advances in U.S. state legislation, there is currently no comprehensive U.S. federal framework for autonomous vehicle deployment. This regulatory patchwork, and the ongoing legislative and regulatory efforts at various jurisdictional levels, may hinder the commercial deployment of our technology and adversely affect our business prospects and financial condition.
Further, organized labor, in particular the International Brotherhood of Teamsters, has opposed driverless technology and is increasingly using its political influence to attempt to slow or stop driverless deployment. In 2025, supporters of organized labor in approximately 20 states introduced legislation that would require human drivers to be physically present in all commercial motor vehicles equipped with AV technology. These states included California, Colorado, Delaware, Nevada, New Mexico and Texas. As of December 31, 2025, no such introduced legislation has become law; however, organized labor and other opponents to driverless development may ultimately be successful and, even if unsuccessful, we may spend significant time and resources in opposition to such efforts, any of which may adversely affect our business, prospects, and results of operations.
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
The costs of complying with safety regulations may increase as regulators impose more stringent compliance and reporting requirements in response to product recalls and safety issues in the automotive industry. As the trucks that carry our systems go into production, we will be subject to existing stringent requirements under the Vehicle Safety Act, including a duty to report, subject to strict timing requirements, safety defects. The Vehicle Safety Act imposes potentially significant civil penalties for violations including the failure to comply with such reporting actions.
We are also subject to the existing U.S. Transportation Recall Enhancement, Accountability and Documentation Act (the “TREAD Act”), which requires motor vehicle equipment manufacturers, such as us, to comply with “Early Warning” requirements by reporting certain information to the NHTSA such as information related to defects or reports of injury. The TREAD Act imposes criminal liability for violating such requirements if a defect subsequently causes death or bodily injury. In addition, the Vehicle Safety Act authorizes NHTSA to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with U.S. federal motor vehicle safety standards. Sales into foreign countries may be subject to similar regulations.
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
We use artificial intelligence in our operations, product development, services, and our solution, and we rely on certain third-party artificial intelligence technologies in our operations, including generative AI-based VLMs. AI technologies are subject to evolving laws, regulations, guidance, and industry standards, which may expose us to legal liability or regulatory risk, including with respect to privacy, cybersecurity, publicity, contractual, or other rights. Litigation or other proceedings may be initiated by certain individuals claiming infringement of rights such as intellectual property, privacy or personality rights with respect to data we us to train our artificial intelligence models. We have adopted a series of measures, including the implementation of policies and management systems, to mitigate such risks. However, we cannot guarantee that these measures will be effective.
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
We are subject to economic sanctions and export and import control laws and regulations. Our failure to comply with these laws and regulations may adversely affect our business, financial condition, and results of operations.
Our solutions are subject to U.S. economic sanctions, export controls and import control laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Additionally, U.S. economic sanctions apply to activities to our personnel in the United States as well as our personnel that are U.S. persons wherever located. U.S. economic sanctions and export control laws and regulations may prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments, and persons, as well as shipments for certain end uses (e.g., military end uses). In addition, complying with customs laws, frequently changing U.S. tariff obligations, sanctions and export controls laws and regulations for a particular geography may be time-consuming and result in the delay or loss of revenue opportunities. Exports of our products and technology, and imports of items, including components, must be made in full compliance with applicable U.S. laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees may be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines that may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.
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
The development and commercialization of our AV technology and solutions are capital-intensive. Our limited operating history means we have limited historical data on the demand for our solutions. As a result, our future capital requirements are uncertain and actual capital requirements may differ from those currently anticipated, particularly as we incur additional costs associated with operating as a public company. We expect to focus our investments on scaling our commercial operations and expect to continue investing in R&D to further enhance our AV technology. We may need to seek equity or debt financing, including in the near term in the form of issuing equity and equity-linked securities and incurring additional indebtedness, to fund a portion of our future expenditures. Such financing might not be available to us in a timely manner, on terms that are acceptable, or at all.
Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions, our financial condition, investor acceptance of our business plan, regulatory requirements and the scale of our commercial operations. We may raise these additional funds through the issuance of equity, equity-linked, or debt securities. To the extent that we raise additional financing by issuing equity securities or equity-linked securities, our stockholders may experience substantial dilution. To the extent we engage in additional debt financing, we may become subject to further restrictive covenants that may limit our flexibility in conducting future business activities. Financial institutions may request credit enhancements such as third-party guarantees and pledges of equity interest in order to extend loans to us. We cannot be certain that additional funds will be available to us on attractive terms when required, or at all. If we cannot raise additional funds when we need them, our business, financial condition and results of operations may be adversely affected.
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
In addition, our total addressable market and opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates that may prove inaccurate. The projections, forecasts and estimates that we disclose from time to time relating to the expected size and growth of the markets for AV technology may prove similarly imprecise. There is no guarantee that we will be able to successfully commercialize our solutions at scale within the addressable market opportunities presented. Even if the market in which we compete meets our size estimates and growth forecasts, our business could fail to grow at the levels we expect or at all for a variety of reasons outside our control, including competition in our industry. If securities analysts or investors do not consider any metric we may disclose in the future to be accurate representations of our business, or if we discover material inaccuracies in our estimates, then the market price of our securities may decline, and our business, financial condition, and results of operations may be adversely affected.
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
We are and will be generally subject to tax laws, regulations, and policies of several taxing jurisdictions. In addition, potential changes in tax laws, as well as other factors, may cause us to experience fluctuations in our future tax obligations and effective tax rates and otherwise adversely affect our future tax positions and/or our future tax liabilities. For example, in August of 2022, the United States enacted a 1% stock repurchase excise tax and a 15% alternative minimum tax on adjusted financial statement income as part of the Inflation Reduction Act of 2022. Additionally, the One Big Beautiful Bill Act (or “OBBB Act”), enacted on July 4, 2025, among other changes, added Section 174A to the Code, permitting the deduction of certain U.S. research and development expenditures incurred in tax years beginning on or after January 1, 2025, but expenditures attributable to research and development conducted outside the U.S. continue to be required to be capitalized and amortized over a 15-year period. We are currently evaluating the full impact of the OBBB Act on us. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development (the “OECD”) have proposed implementing changes to existing tax laws. The OECD has made proposals regarding the implementation of global minimum tax of at least 15% for multinationals with global revenue exceeding certain thresholds, known as “Pillar Two.” The OECD and participating jurisdictions have agreed to a “side-by-side” elective safe harbor that would exempt electing U.S.-parented multinational entities from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. Any of these or other developments or changes in U.S. federal, state, or international tax laws or tax rulings may adversely affect our current and future effective tax rate and our operating results. There can be no assurance that our current and future effective tax rates or tax payments will not be adversely affected by these or other developments or changes in law.

Our ability to utilize our net operating loss carryforwards may be limited.
As of December 31, 2025, we had estimated U.S. federal and state net operating loss carryforwards of approximately $288.7 million and $180.9 million, respectively. Our U.S. state net operating loss carryforwards subject to expiration will begin to expire in 2039. In general, we may potentially use these net operating losses to offset taxable income for U.S. federal and state income tax purposes. Furthermore, our U.S. federal net operating losses generally may only be used to offset 80% of our taxable income. This may require us to pay U.S. federal income taxes in future years despite generating a loss for U.S. federal income tax purposes in prior years. Limitations under state law may differ. We have established a valuation allowance against the carrying value of these deferred tax assets.
In addition to the potential net operating loss limitations previously noted above, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by one or more stockholders or groups of stockholders who own at least 5% of a company’s stock over a rolling three-year period. If we have experienced an ownership change at any time since our incorporation, we may already be subject to limitations on our ability to utilize our existing net operating loss carryforwards and other tax attributes to offset taxable income or tax liability. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which may potentially result in increased future income tax liability to us. In addition, for state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently enacted legislation that limits the use of state net operating losses for taxable years beginning on or after January 1, 2024 and before January 1, 2027.
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
Although our audited financial statements for the years ended December 31, 2025, 2024, and 2023 were prepared under the assumption that we will continue our operations as a going concern, we have incurred and expect to continue to incur significant expenses and operating losses. Management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern, and the reports of our independent registered public accounting firms that accompany our financial statements for the years ended December 31, 2025, 2024, and 2023 include an explanatory paragraph which states certain conditions exist that raise substantial doubt about our ability to continue as a going concern in relation to the foregoing.
Our future capital requirements will depend on many factors, including the rate of adoption of the Kodiak Driver and our DaaS model and the associated revenue growth, the expenses associated with such growth, and the timing and extent of our research and development efforts. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations may be adversely affected, and we may need to significantly modify our operational plans to continue as a going concern. We do not anticipate that our cash and cash equivalents as of December 31, 2025, which includes the net cash proceeds from the consummation of the business combination, will be sufficient to meet our capital requirements for at least one year under our current operating plan. We expect to seek additional funding from debt or equity offerings, which may result in substantial dilution or additional restrictive covenants. If we do not generate sufficient cash to fund our operating plan, we may also adjust our operating plan to reduce our research and development initiatives, lower our anticipated growth plans or liquidate our assets, among other things. To the extent any or all of these events were to occur, our business, operating results, financial condition and prospects may be materially and adversely affected. In conjunction with such a liquidation, the values we receive for our assets in liquidation or dissolution may be significantly lower than the values reflected in our financial statements. Our lack of cash resources and our potential inability to continue as a going concern may adversely affect our stock price and our ability to raise new capital or to enter into critical contractual relations with third parties due to concerns about our ability to meet our contractual obligations.
The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern. Please see the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

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
Delaware law and our Certificate of Incorporation and Bylaws contain certain provisions, including anti- takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
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
Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware or the U.S. District Court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on our behalf, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our director, stockholder, officer or other employee to us or our stockholders, (iii) any action, suit or proceeding arising pursuant to any provision of the DGCL, our Certificate of Incorporation or our Bylaws (as either may be amended from time to time) or (iv) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine, except for, as to each of (i) through (iv) above, any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination). If any action the subject matter of which is within the scope of the immediately preceding sentence is filed in a court other than the Court of Chancery in the State of Delaware (a “Foreign Action”) in the name of any stockholder, such stockholder shall be deemed to have consented to (i) the personal jurisdiction of the state and federal courts in the State of Delaware in connection with any action brought in any such court to enforce the provisions of the immediately preceding sentence and (ii) having service of process made upon such stockholder in any such action by service upon such stockholder’s counsel in the Foreign Action as agent for such stockholder. Our Bylaws also provide that, to the fullest extent permitted by law, the federal district courts of the United States will be the sole and exclusive forum for the resolutions of any complaint asserting a cause or causes of action arising under the Securities Act. This provision in our Bylaws would not address or apply to claims that arise under the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations under the Exchange Act. To the extent these provisions could be construed to apply to such claims, there is uncertainty as to whether a court would enforce such provisions in connection with such claims, and stockholders cannot waive compliance with the federal securities laws and the rules and regulations under the federal securities laws.
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
Ares Acquisition Holdings II LP (the "SPAC Sponsor"), certain affiliates or funds associated with the SPAC Sponsor and our non-employee directors and their respective affiliates engage in a broad spectrum of activities, including investments in similar business activities or lines of business in which we now engage or propose to engage. In the ordinary course of their business activities, the SPAC Sponsor, certain affiliates or funds associated with the SPAC Sponsor and our non-employee directors and their respective affiliates may engage in activities in which their interests conflict with our interests or those of our stockholders. Our Certificate of Incorporation provides that, to the fullest extent permitted by law, none of the SPAC Sponsor, certain affiliates or funds associated with the SPAC Sponsor, our non-employee directors or any of their respective affiliates (including any non-employee director who serves as our officer in such person’s director and officer capacities) has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we engage or propose to engage or otherwise competing with us, our stockholders, or any of our affiliates.
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
Under our Bylaws, all shares held by the SPAC Sponsor immediately prior to the Closing and all shares of our common stock issued or issuable as consideration under the Business Combination Agreement to Legacy Kodiak Securityholders are subject to lockup restrictions, subject to certain customary and other exceptions, until September 24, 2026 (the “Lockup Period”). Notwithstanding the foregoing, if the closing price of our common stock equals or exceeds $12.00 for 20 of 30 consecutive trading days commencing on or after February 21, 2026, then the Lockup Period will terminate. In addition, in connection with the Closing, our Board waived the lockup restrictions with respect to (i) shares of our common stock issued upon the conversion of our second lien loans, other than those shares of our common stock to be issued to AAC II Holdings II LP, an affiliate of the SPAC Sponsor (the "SPAC Sponsor Affiliate Investor") with respect to the initial second lien loans provided by the SPAC Sponsor Affiliate Investor and to an entity affiliated with one of our directors and (ii) 226 shares of our common stock for each Legacy Kodiak securityholder that was not an affiliate of Legacy Kodiak. Following the expiration of the Lockup Period, the applicable stockholders will not be restricted from selling shares of our common stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market may occur at such time. As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of these shares may have the effect of increasing the volatility in our share price or the market price of our securities may decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

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
In addition, each share of our Series A Preferred Stock is convertible into common stock at any time at the option of the holder at a rate equal to the Accrued Value, divided by the then-applicable conversion price, plus any accrued but unpaid dividends on such share. In the event we elect to pay dividends in kind, the Accrued Value will increase, thereby increasing the number of shares of our common stock into which each share of our Series A Preferred Stock is convertible and the related voting power of the Series A Preferred Stock, which will be dilutive to other stockholders. For example, we elected to pay the December 2025 accrued dividends on the Series A Preferred Stock in kind, which resulted in the Accrued Value of the Series A Preferred Stock increasing from $1,200.00 to $1,222.66.
The conversion price is initially $12.00, but is subject to adjustments for stock dividends, splits, combinations and similar events and customary anti-dilution adjustments, including with respect to certain future issuances or sales of common stock at prices less than the conversion price then in effect, including the potential equity and equity-linked financing we are expecting to complete in the near term.

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
Additionally, we have filed a registration statement to register shares reserved for future issuance under our 2025 Plan and the ESPP. Subject to the satisfaction of applicable vesting restrictions and the expiration or waiver of the lock-up restrictions discussed above applicable to certain of the shares, the shares issued thereunder will be available for immediate resale in the public market. These sales, any future sales of a substantial number of shares of our common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell shares, may reduce the market price of our common stock.
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
•    the realization of any of the risk factors presented in this Annual Report on Form 10-K;
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
A significant natural disaster, such as an earthquake, fire, flood, hurricane or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, may adversely affect our business, financial condition and results of operations. In particular, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity and increasingly for the threat of fires. Natural disasters and associated events may occur in the future with increasing frequency or severity as a result of climate change, which could cause business interruptions. In addition, natural disasters, acts of terrorism or war may cause disruptions in our remaining operations, our or our partners’ businesses, our suppliers’ or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, may adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our partners have such plans or policies in place. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. Any of the foregoing may result in business interruptions that may adversely affect our business, financial condition and results of operations. Further, the insurance we maintain may be insufficient to cover our losses resulting from such business interruptions, and any incidents may result in loss of, or increased costs of, such insurance.
General business and economic conditions, and risks related to the long-haul trucking, industrial trucking, oil and gas and defense ecosystems, may adversely affect our business, financial condition, and results of operations.
Our performance is subject to macroeconomic conditions that are beyond our control and the effect of such conditions on levels of activity in ground transportation. Such macroeconomic factors include interest rates, the rate of inflation, unemployment levels, the availability of government stimulus and unemployment compensation payments, the impact of a federal government shutdown, supply chain constraints, trade barriers and sanctions, geopolitical conflicts, natural disasters, health epidemics, gasoline prices, adjustments in monthly payments, adjustable-rate mortgages and other debt payments, and consumer perceptions of economic condition. For example, changes in macroeconomic conditions due to actual or proposed tariff changes could increase consumer prices, unemployment rates, and inflation, each of which in turn could affect consumer spending and the amount of products requiring ground transportation by our customers or partners. A deterioration of macroeconomic conditions may therefore cause fluctuations in our ability to scale our commercial operations or adversely affect our business, financial condition, and results of operations.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
We have implemented a comprehensive cybersecurity risk management program designed to identify, assess, and mitigate material risks from cybersecurity threats to our technology stack, products, and confidential information. Integrated with our overall enterprise risk management system, this program employs a risk-based approach designed to protect the confidentiality, integrity, and availability of our information systems. Our Cybersecurity Incident Response Plan (“CSIRP”) defines roles and responsibilities for incident handling and functions as an integral component within our broader program, which combines proactive risk identification and mitigation with responsive threat management.
Cybersecurity is one of Kodiak’s six critical safety pillars. Management is committed to minimize defects regarding IT infrastructure and maintains an active culture of excellence designed to reduce risks that could harm individuals or the Company’s finances and reputation. Our strategy includes:
•Identification and Detection: Active monitoring of systems and networks to identify unauthorized access, misuse, or compromise of protected information, including personal data.
•Third-Party Risk Management: We engage external assessors and consultants to independently evaluate our information security program, conduct penetration testing, and assist in the identification of material risks. In addition, our Chief Legal and Policy Officer oversees the engagement of third-party forensics vendors to assist in investigations under attorney-client privilege when necessary.
•Incident Containment: Standard protocols include isolating affected systems, blocking malicious domains, applying security patches, and rotating private keys or application secrets.
Risks from Threats and Incidents
We are subject to risks from cybersecurity threats that could lead to unauthorized access to, disruptions of, and other cybersecurity incidents impacting our technology stack, including products, or the compromise of personal information, which includes data capable of being associated with natural persons. As of the date of this report, we are not aware of any security incidents that have materially affected our business strategy, results of operations, or financial condition. However, for a detailed discussion of these risks, please refer to Item 1A, “Risk Factors.”
Governance
Our Board, primarily through its Audit Committee, oversees the Company's cybersecurity risk management program as an integrated part of overall enterprise risk oversight. The Audit Committee is responsible for assisting the Board in overseeing the integrity of internal controls and major financial risk exposures.

Our cybersecurity management is led by our Chief Information Security Officer (“CISO”), who brings over 25 years of industry experience leading information security teams at renowned technology companies. Management’s responsibilities include:
•Incident Response Team: A cross-functional team including representatives from security, IT, engineering, legal, and, external affairs is authorized to act quickly in the event of a security incident.
•Reporting and Communication: The incident response team provides progress updates to management at least hourly during system outages. Only the Chief Legal Officer is authorized to declare a security incident as a data breach under applicable law.
Our CISO provides briefings to the Audit Committee regarding our cybersecurity risk management program. Our Audit Committee updates our Board on such reports.

Item 2. Properties.
Our corporate headquarters is in Mountain View, California, where we lease approximately 34,000 square feet of office and industrial space pursuant to leases that expire between 2026 and 2027, and may be extended at our election. Our Mountain View facilities contain R&D, operations and back-office functions. We lease approximately 75,000 square feet of office and industrial space in Lancaster, Texas that expires in 2031. Our Lancaster facility mainly contains operations with some back-office and R&D functions. We have leases with two third-party data centers—one in Santa Clara, California and one in Dallas, Texas. Our industrial operations are in Odessa, Texas where we lease over 18,000 square feet of industrial/warehouse space pursuant to a lease that expires in 2031.
We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings.
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
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
Our Common Stock and the Public Warrants are currently listed on Nasdaq under the symbols “KDK” and “KDKRW,” respectively.
As of March 3, 2026, there were 182,555,384 shares of Common Stock issued and outstanding held of record by 258 holders, 142,155 shares of Series A Preferred Stock issued and outstanding held of record by 3 holders and 64,838,943 warrants issued and outstanding held of record by 13 holders.
Dividend Policy
We have not paid any cash dividends on our common stock to date. We are obligated to pay dividends on our Series A cumulative redeemable convertible preferred stock (the “Series A Preferred Stock”). The payment of cash dividends on our common stock in the future will be dependent upon our revenues and earnings, if any, capital requirements and our general financial condition and will be subject to the limitations under the Certificate of Designation for our Series A Preferred Stock. In addition, our ability to pay cash dividends may be limited by covenants of any of our or our subsidiaries’ indebtedness or other contractual limitations. The payment of any cash dividends on our common stock will be within the discretion of our Board. Our Board is not currently contemplating and does not anticipate declaring dividends on our common stock in the foreseeable future.
Recent Sales of Unregistered Equity Securities; Use of Proceeds from Registered Offerings
On December 31, 2025, we issued 45,906 shares of our common stock to Horizon Technology Finance Corporation in connection with our entrance into the 2025 Credit Facility (as defined below). Such issuance was not registered under the Securities Act in reliance upon the exemption from registration provided by Rule 506(b) of Regulation D promulgated by the SEC.

Issuer Purchases of Equity Securities
None.
Stock Performance Graph
The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.
The following graph compares (i) the cumulative total stockholder return on our Common Stock from September 25, 2025, the day on which our Common Stock commenced trading on Nasdaq (which, prior to our domestication to a Delaware corporation in connection with the Business Combination, were referred to as Class A ordinary shares), through December 31, 2025 with (ii) the cumulative total return of the S&P Software & Services Select Industry Index and the Nasdaq Composite Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on September 25, 2025 and the reinvestment of dividends. The graph uses the closing market price on September 25, 2025 of $100 per share as the initial value of our Common Stock. As discussed above, we have never declared or paid a cash dividend on our Common Stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

	9/25/2025	9/30/2025	10/31/2025	11/28/2025	12/31/2025
Kodiak	100	86	114	75	137
S&P Software & Services Select Industry Index	100	100	100	94	95
Nasdaq Composite	100	101	106	104	104
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
For discussion related to our results of operations for the year ended December 31, 2024 and year-to-year comparison between the years ended December 31, 2024 and 2023, refer to the section titled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF LEGACY KODIAK” in our Prospectus filed pursuant to Rule 424(b)(3) with the U.S. Securities and Exchange Commission (the “SEC”) on August 29, 2025, which is hereby incorporated by reference herein. The following discussion and analysis of the financial condition and results of operations should be read together with our consolidated financial statements for the years ended December 31, 2025, 2024, and 2023, and the related notes included elsewhere in this Annual Report on Form 10-K (this “Annual Report”).
Certain information contained in this discussion and analysis is also included elsewhere in this Annual Report, including information regarding our business plans and strategy, and includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.
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

Overview
Kodiak is a leading provider of physical AI, with a focus on AI-powered autonomous vehicle (“AV”) technology, that is designed to help tackle some of the toughest driving jobs. Our driverless solution can help address the critical problem of safely transporting goods in the face of unprecedented supply chain challenges. We believe that driverless trucks can enhance road safety, improve truck utilization, reduce costs, expand margins for fleet owners, alleviate supply chain pressures and create better jobs for truck drivers.
We serve customers in the long-haul trucking, industrial trucking, and defense industries. In December 2024, we launched our driverless solution, which we refer to as the Kodiak Driver. We believe the launch of the Kodiak Driver represents the first customer-owned and -operated driverless trucks in commercial service. In addition, our customers have utilized Kodiak-owned driverless trucks to deliver revenue generating loads across the southern United States. As of December 31, 2025, Kodiak Driver-powered vehicles have logged over 10,700 Cumulative Hours of Paid Driverless Operations and have delivered over 12,600 loads. In the defense industry, we believe the Kodiak Driver can support national security initiatives and critical government applications.
We expect to continue to operate using a Driver-as-a-Service (“DaaS”) business model, which we launched in December 2024 in connection with our partnership with Atlas Energy Solutions (“Atlas”). Under our DaaS model, our customers are provided with access to the Kodiak Driver on customer-owned and -operated vehicles. Under this model, we generate revenue through either a per-vehicle or per-mile license fee. This flexible approach to pricing is designed to align with our customers’ diverse operational models, while generating predictable recurring revenue for us. By integrating the Kodiak Driver into customer-owned fleets, we expect to build an asset-light business that can scale with our customers’ growth.
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
Key Factors Affecting our Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Annual Report titled “Risk Factors.”
Evolution of Business Model
Our business model has evolved and will continue to evolve in parallel with the growth of our business. Initially, our revenue was generated by transporting commercial freight using Kodiak-owned autonomous trucks and from our work with the U.S. Army. This approach allowed us to refine the Kodiak Driver, demonstrate commercial viability, grow our customer base and establish a freight network spanning approximately 24,000 miles across the southern United States and demonstrate the viability of the Kodiak Driver across multiple operating domains.
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
Commercialization
We launched our DaaS business in December 2024 with Atlas, and as of December 31, 2025, have surpassed 10,700 Cumulative Hours of Paid Driverless Operations. We anticipate scaling our deployment with Atlas over the course of 2025 and beyond. We are also exploring opportunities among additional customers that operate in remote, unstructured environments similar to the Permian Basin. Like Atlas, these customers face acute driver recruitment issues and 24/7 operational requirements, presenting attractive growth and profitability opportunities. We additionally see an opportunity to expand our work on unimproved roads internationally, in similarly-well suited markets such as Australia, the Middle East, and Canada.
We also continue to prepare our long-haul trucking and industrial trucking customers for our DaaS business model through our Partner Deployment Program (“PDP”) as we work to expand our safety case to the long-haul trucking vertical. Inclusive of both our operations with Atlas and with our over-the-road customers, as of December 31, 2025, Kodiak Driver-powered vehicles have delivered over 12,600 loads. We see our customer base as a competitive advantage with our existing customer base having an aggregate fleet size of over 125,000 trucks.1
We also see increasing tailwinds in the defense market, as defense modernization programs increasingly focus on upgrading vehicle fleets with advanced technologies. The U.S. Department of War (“DoW”) is increasingly prioritizing adapting commercial, off-the-shelf AI technologies for defense purposes, which creates opportunities for dual-use developers like Kodiak. Additionally, allied European nations are ramping up investment in autonomous ground vehicles in response to instability in the region.
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
Economies of Scale, Sales and Marketing, & Competition
We believe that our DaaS model, where we charge our customers a per-truck or per-mile license fee, will enable us to achieve strong margin profiles at scale. Our future performance will depend on our ability to both deliver these high margins, including both revenue expansion and cost control measures, as well as scale our deployments beyond Atlas to
1 Transport Topics and Federal Motor Carrier Safety Administration Company Snapshot Report. Fleet size includes company-owned, lease-to-own and owner-operator tractors.

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
In December 2024, we commenced tracking Cumulative Hours of Paid Driverless Operations following the initial delivery of the Kodiak Driver-powered trucks to Atlas. As of December 31, 2024, we had logged 17 Cumulative Hours of

Paid Driverless Operations. As of December 31, 2025, we have surpassed 10,700 Cumulative Hours of Paid Driverless Operations.
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
This metric reflects commercial adoption, operational scaling and our ability to deliver autonomous vehicles capable of operating without a safety driver. As of December 31, 2025, our customers had 20 Customer-Owned Driverless Vehicles.
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

	Three Months Ended December 31,		Year Ended December 31,
(in thousands)	2025	2024	2025	2024

GAAP loss from operations	$(38,710)	$(9,460)	$(112,625)	$(61,719)
Stock-based compensation	8,946	1,563	19,082	5,550
Non-GAAP loss from operations	$(29,764)	$(7,897)	$(93,543)	$(56,169)

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

	Three Months Ended December 31,		Year Ended December 31,
(in thousands)	2025	2024	2025	2024

GAAP net cash used in operating activities	$(24,226)	$(14,737)	$(94,442)	$(50,961)
Purchases of property and equipment	(10,145)	(2,439)	(22,026)	(3,192)
Free cash flow	$(34,371)	$(17,176)	$(116,468)	$(54,153)

Components of Results of Operations
Revenues
We generate revenues from: (i) providing DaaS to customers; (ii) delivering freight via Kodiak-owned autonomous trucks powered by the Kodiak Driver; and (iii) providing ground autonomy solutions to the U.S. military. Defense contracts, and associated revenue, particularly those with the DoW and the U.S. Army, can be episodic in nature and difficult to predict from period-to-period. As we scale our DaaS business model beyond Atlas, we expect revenue under such arrangements to increase relative to our total revenues.
Operating Expenses
Our operating expenses consist of research and development, general and administrative, truck and freight operations and sales and marketing.
Research and Development
Research and development costs are expensed as incurred and consist primarily of personnel costs, hardware and electrical engineering prototyping, cloud computing and storage, third-party software licenses (including simulation), data labeling and third-party design services.
We expect our research and development expenses to continue to increase for the foreseeable future as we advance our innovation efforts, expand into new operational domains and enhance solutions leveraging our proprietary technology.
General and Administrative
General and administrative costs consist primarily of personnel costs, facilities rent, insurance, professional services (including external accounting and legal advisors), and other general and administrative costs.
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
Other (Expenses) Income
Other (expenses) income consists primarily of (i) loss on issuance of our equity instruments associated with our Series A cumulative redeemable convertible preferred stock, common stock, and common stock warrants; (ii) changes in fair value as a result of the remeasurement of our second lien loans, simple agreements for future equity (“SAFEs”), and redeemable convertible preferred stock warrant liabilities; (iii) interest income and other net, which includes income on our cash equivalents and marketable securities, net of transaction costs related to the reverse recapitalization; and (iv) interest expense incurred on our debt obligations.
Results of Operations
Year Ended December 31, 2025 compared to Year Ended December 31, 2024
Our results of operations for the periods indicated are summarized in the table below (in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenues	$3,797	$14,933	$(11,136)	(75)%
Operating expenses:
Research and development	50,157	43,436	6,721	15%
General and administrative	36,741	20,999	15,742	75%
Truck and freight operations	24,771	9,013	15,758	175%
Sales and marketing	4,753	3,204	1,549	48%
Total operating expenses	116,422	76,652	39,770	52%
Loss from operations	(112,625)	(61,719)	(50,906)	82%
Other (expenses) income:
Interest expense	(4,096)	(4,951)	855	(17)%
Interest income and other, net	(1,327)	895	(2,222)	(248)%
Loss on issuance of equity instruments	(210,722)	—	(210,722)	N/M
Change in fair value of common stock warrants	(35,018)	—	(35,018)	N/M
Change in fair value of second lien loans	(24,387)	—	(24,387)	N/M
Change in fair value of simple agreements for future equity	(190,075)	(4,109)	(185,966)	N/M
Change in fair value of redeemable convertible preferred stock warrant liabilities	(7,272)	426	(7,698)	N/M
Total other expenses, net	(472,897)	(7,739)	(465,158)	N/M
Net loss before income taxes	$(585,522)	$(69,458)	$(516,064)	N/M
N/M = not meaningful

Revenues
Revenues decreased by $11.1 million, or 75%, to $3.8 million for the year ended December 31, 2025 from $14.9 million for the year ended December 31, 2024. The decrease was primarily attributed to a $12.3 million decrease related to contracts with the U.S. Army, and a $0.5 million decrease in freight delivery revenue. The decreases were partially offset by a $1.7 million increase in DaaS revenue.
Research and Development
Research and development expenses increased by $6.7 million, or 15%, to $50.2 million for the year ended December 31, 2025 from $43.4 million for the year ended December 31, 2024. The increase was primarily attributable to $4.7 million of higher headcount-related expenses, an increased investment of $3.0 million in software and other tools to support our artificial intelligence and machine learning initiatives. These increases were partially offset by a $1.0 million decrease related to the timing of costs recognized pursuant to our contract with the U.S Army.
General and Administrative
General and administrative expenses increased by $15.7 million, or 75%, to $36.7 million for the year ended December 31, 2025 from $21.0 million for the year ended December 31, 2024. The increase was primarily attributable to $11.2 million of higher headcount-related expenses, which included $3.0 million in stock-based compensation expense associated with the modification of stock option awards in connection with the departure of a company officer for the year ended December 31, 2025. The increase was also driven by an increase of $5.5 million in costs incurred for legal, accounting and other professional services, primarily associated with becoming a public company. These increases were partially offset by reduced facility-related costs of $2.0 million primarily driven by lower leasehold improvements amortization due to assets that became fully amortized for the year ended December 31, 2024.
Truck and Freight Operations
Truck and freight operations expenses increased by $15.8 million, or 175%, to $24.8 million for the year ended December 31, 2025 from $9.0 million for the year ended December 31, 2024. The increase was primarily attributable to $10.0 million of higher headcount-related expenses and $5.0 million in increased operational infrastructure costs, both of which were incurred to support DaaS operations.
Sales and Marketing
Sales and marketing expenses increased by $1.5 million, or 48%, to $4.8 million for the year ended December 31, 2025 from $3.2 million for the year ended December 31, 2024. The increase was primarily attributable to higher headcount-related expenses.
Other (Expenses) Income
Other expenses, net increased by $465.2 million to $472.9 million for the year ended December 31, 2025 from $7.7 million for the year ended December 31, 2024. The increase was primarily attributable to the aggregate loss of $210.7 million on issuance of Series A cumulative redeemable convertible preferred stock, common stock, and common stock warrants. In addition, the change included an increase in expenses driven by the changes in fair value as a result of remeasurement of SAFEs of $186.0 million, common stock warrants of $35.0 million, second lien loans of $24.4 million, and redeemable convertible preferred stock warrant liabilities of $7.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. Furthermore, we recognized a $3.2 million loss attributable to transaction costs related to the reverse recapitalization, offset in part by $1.3 million interest income within interest income and other, net during the year ended December 31, 2025.
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

For the year ended December 31, 2025, we incurred a net loss of $585.5 million. We expect to incur additional losses and increased expenses in future periods as we continue to scale our business, invest in research and development efforts, increase employee headcount and incur additional expenses associated with being a public company.
As of December 31, 2025, we had cash and cash equivalents and marketable securities totaling $120.7 million, and short-term debt obligations totaled $11.9 million consisting of current portion of debt and second lien loans. We do not anticipate that such cash and cash equivalents and marketable securities will be sufficient to meet our capital requirements for at least one year from the filing date of this Annual Report under our current operating plan. We expect our current cash and cash equivalents and marketable securities to fund our business plan into the fourth quarter of 2026. We expect to seek additional funding through debt or equity offerings, including in the near term in the form of issuing equity and equity-linked securities and incurring additional indebtedness, which may result in substantial dilution or restrictive covenants, to fund our operating plan. If we do not generate sufficient cash to fund our operating plan, we may also adjust our operating plan to lower our anticipated research and development initiatives, reduce our growth plans or liquidate our assets, among other things. To the extent any or all of these events were to occur, our business, operating results, financial condition and prospects may be materially and adversely affected.
As of December 31, 2025, we may receive up to $670.4 million from the exercise in full of all of our outstanding warrants for cash based on the exercise price, or $518.1 million if the exercise prices of the warrants are reduced to the lowest price currently contemplated thereunder. The current exercise price of the publicly traded and privately issued warrants is $9.28 per share, and the initial exercise price of the warrants to purchase common stock issued in connection with the reverse recapitalization is $12.00 per share. The likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon the market price of our common stock. To the extent the market price for our common stock is less than the then-effective exercise price per share of any warrants, holders of such warrants will be unlikely to exercise such warrants.
Cash Flows
Year Ended December 31, 2025 compared to Year Ended December 31, 2024
Our cash flows for the periods indicated are summarized in the table below (in thousands):

	Year Ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(94,442)	$(50,961)
Investing activities	(91,432)	(3,212)
Financing activities	219,926	43,126
Net change in cash and cash equivalents and restricted cash	$34,052	$(11,047)
Operating Activities
Net cash used in operating activities for the year ended December 31, 2025 was $94.4 million and consisted of a net loss of $585.5 million and a $4.4 million change in our operating assets and liabilities, partially offset by $495.5 million in non-cash adjustments. Non-cash adjustments primarily consisted of an aggregate loss of $210.7 million on issuance of Series A cumulative redeemable convertible preferred stock, common stock, and common stock warrants,
$190.1 million in the change in fair value of SAFEs, $35.0 million in the change in fair value of common stock warrants, $24.4 million in the change in fair value of second lien loans, $19.1 million in stock-based compensation, $7.3 million in the change in fair value of redeemable convertible preferred stock warrant liabilities, $3.2 million transaction costs allocated to warrant liabilities, $3.2 million in depreciation and amortization, and $1.9 million in non-cash lease expense. The change in our operating assets and liabilities was primarily due to a $2.2 million increase in our prepaid expenses and other current assets primarily due to the timing of payments, $1.9 million decrease in operating lease liabilities, and a $1.1 million decrease in our accounts payable and accrued expenses and other current liabilities due to the timing of payments.
Net cash used in operating activities for the year ended December 31, 2024 was $51.0 million and consisted of a net loss of $69.5 million, partially offset by a $16.1 million in non-cash adjustments, and a $2.4 million change in our operating assets and liabilities. Non-cash adjustments primarily consisted of $5.6 million in stock-based compensation, $4.6 million in depreciation and amortization, $4.1 million in change in fair value of SAFEs, and $1.8 million in non-cash lease expense. The change in our operating assets and liabilities was primarily due to an increase of $5.1 million in our accrued expenses and other current liabilities due to the timing of payments, partially offset by a $1.8 million decrease in operating lease liabilities, and a $1.0 million increase in our account receivables due to timing.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 was $91.4 million, consisting of $69.4 million in purchase of marketable securities and $22.0 million in purchases of property and equipment.
Net cash used in investing activities for the year ended December 31, 2024 was $3.2 million and primarily related to purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2025 was $219.9 million and consisted of $145.0 million in proceeds from the Series A Preferred Stock, $43.9 million in proceeds from the issuance of second lien loans, $29.7 million in proceeds from issuance of debt, net of issuance costs, $26.2 million in proceeds from the reverse recapitalization, net of transaction costs, $23.7 million in proceeds from the issuance of SAFEs, and $1.4 million from exercise of stock options, partially offset by $33.4 million for the repayment of debt obligations and $16.6 million payments for deferred offering costs.
Net cash provided by financing activities for the year ended December 31, 2024 was $43.1 million and primarily consisted of $45.2 million in proceeds from the issuance of SAFEs, partially offset by $2.2 million for the repayment of debt obligations.
Contractual Obligations and Other Commitments
Debt Agreements
2025 Second Lien Credit Facility
Concurrent with the execution of the BCA in April 2025, we entered into a Second Lien Loan and Security Agreement. Certain institutional and accredited investors committed to providing bridge financing in the form of secured convertible notes, which was subsequently amended to extend the deadline to fund the delayed draw second lien loans and to include additional investors. Prior to the Closing, $53.9 million had been funded, including $10.0 million from the exchange of a SAFE from an affiliate of AACT (the “Exchanged SAFE Loan”). The second lien loans carry a prime plus 9.00% per annum interest rate, subject to a minimum rate of 13.75%, which interest is paid in kind and capitalized and mature on October 1, 2026. In March 2026, we amended the Second Lien Loan and Security Agreement to make certain conforming changes on account of us becoming a public company and to join Kodiak AI, Inc. as a borrower. Other than the Exchanged SAFE Loan, borrowings under the Second Lien Loan and Security Agreement automatically converted immediately prior to the consummation of the Merger into Legacy Kodiak common stock, which subsequently converted into shares of our common stock. As such, as of December 31, 2025, the $10.0 million Exchanged SAFE Loan remains outstanding.
Promissory Notes
From April through August 2025, we issued secured promissory notes with respect to our reimbursement obligations to AACT and the Sponsor, which were secured under the Second Lien Loan and Security Agreement. At the Closing, the aggregate outstanding principal amount of the promissory notes was $4.9 million, which was paid in full. As such, no amounts remain outstanding under such promissory notes as of December 31, 2025.
2025 Credit Facility
In September 2022, we entered into a venture loan and security agreement (the “2022 Credit Facility”) with an affiliate of Horizon Technology Finance Corporation to borrow secured term loans of up to an aggregate principal amount of $30.0 million. In December 2025, the 2022 Credit Facility was amended to increase our available borrowings and extend the maturity date (the “2025 Credit Facility”). The 2025 Credit Facility provided for borrowings in secured term loans up to an aggregate principal amount of $30.0 million, which was drawn in full upon execution. The proceeds (i) were used to repay existing indebtedness under the 2022 Credit Facility related to the outstanding principal balance of $15.0 million and the final repayment fee of $1.2 million and (ii) will be used for working capital and general corporate purposes.
As of December 31, 2025, we had outstanding term loans under the 2025 Credit Facility in an aggregate principal amount of $30.0 million. Borrowings under the 2025 Credit Facility mature in January 2030 and provide for interest-only payments from February 1, 2026 to July 1, 2028. Consecutive payments of principal and interest are due beginning on August 1, 2028 once the interest-only period elapses. Outstanding loans bear interest that is payable monthly at 3.50% plus the greater of (i) 6.50% and (ii) the prime rate. A final payment of $1.2 million is due upon the earlier of prepayment or maturity of the debt.
2022 Equipment Financing
In July 2022, we entered into a financing agreement with a lender, Western Alliance Equipment Finance, LLC, to borrow up to $10.0 million as secured equipment line advances (the “2022 Equipment Facility”). As of December 31, 2025, we had outstanding debt under the 2022 Equipment Facility in an aggregate principal amount of $1.9 million at an interest rate ranging from approximately 6.0% to 7.0%, of which $1.1 million is due within one year. The 2022 Equipment Facility matures on March 1, 2028.
Each of our credit facilities contains a number of customary affirmative and negative covenants. Among other things, those covenants limit or restrict our ability to: incur additional indebtedness, including guaranty obligations; incur liens; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; make payments on or modify the terms of certain existing indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses with respect to our intellectual property; and change our line of business, in each case, subject to certain limited exceptions. As of December 31, 2025, we were in compliance with all covenants under our debt agreements.
See Note 8 to our consolidated financial statements included in Part II, Item 8 of this Annual Report for additional information regarding our debt agreements.
Other Commitments
Our other cash requirements greater than a one-year period as of December 31, 2025 were related to leases and certain purchase commitments with our service providers.
Our operating lease arrangements are related to facilities located in Mountain View, California, as well as in Lancaster and Odessa, Texas, under non-cancellable agreements expiring at various dates through 2031. As of December 31, 2025, the total undiscounted future lease payments under our operating leases were $7.1 million.
We may enter into purchase commitments with our service providers. As of December 31, 2025, the total purchase commitments under such vendor agreements were $7.4 million.
See Note 7 and Note 10 in our consolidated financial statements included in Part II, Item 8 of this Annual Report for additional information regarding our leases and other commitments, respectively.
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
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Revenue Recognition
We generate revenue from licensing the Kodiak Driver to its customers under its DaaS model, the delivery of freight via its own Kodiak Driver-powered trucks and the provision of services to the U.S. military to automate ground vehicles. We recognize revenue when customers obtain control of promised goods or services in an amount that reflects the consideration it expects to receive for those goods or services. We apply the following five-step revenue recognition model in accounting for its revenue arrangements:
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

Stock-based Compensation
We estimate the fair value of stock options granted under our equity incentive plan on the grant date using the Black-Scholes option pricing model, which requires us to make a number of assumptions. See Note 14 of our consolidated financial statements included in Part II, Item 8 of this report for a complete discussion of our stock-based compensation plans. The grant-date fair value of stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards.
The Black-Scholes option pricing model requires the use of subjective assumptions to determine the fair value of stock-based awards including:
•Fair Value of Common Stock – Prior to the Merger, there had been no public market for our common stock. Therefore, management and/or the board of directors had historically determined the fair market value of our common stock at the time of grant by considering a number of objective and subjective factors, including valuations of comparable companies, sales of redeemable convertible preferred stock to unrelated third parties, operating and financial performance, lack of liquidity of capital stock and general and industry-specific economic outlook, among other factors.
•Expected Term – The expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the award.
•Expected Volatility – As there is limited trading history for our common stock, expected volatility is determined based on the average volatility of comparable publicly traded companies over a period equal to the expected term assumption. Comparable companies are chosen based on their similar size, stage in the life cycle or industry.
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
Recent Accounting Pronouncements
See Note 2 of our consolidated financial statements included in Part II, Item 8 of this Annual Report for more information about recent accounting pronouncements that may potentially have an impact on our financial position, results of operations or cash flows.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Kodiak AI, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Kodiak AI, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statement of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 and 2024 in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses and negative cash flows from operations, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ Deloitte & Touche LLP
San Jose, California
March 11, 2026
We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Kodiak AI, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Kodiak AI, Inc. (formerly Kodiak Robotics, Inc., the Company) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2023 to 2025.
San Jose, CA
May 14, 2025,
except for the effects of the reverse recapitalization described in Note 1 and Note 3, as to which the date is
March 11, 2026

Kodiak AI, Inc.
Consolidated Balance Sheets
(In thousands, except par values)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$50,761	$16,709
Marketable securities	69,908	—
Accounts receivable	879	1,280
Prepaid expenses and other current assets	4,464	2,260
Total current assets	126,012	20,249
Restricted cash	1,450	1,450
Property and equipment, net	26,553	6,723
Operating lease right-of-use assets	5,261	7,115
Other assets	131	24
Total assets	$159,407	$35,561
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$1,455	$1,372
Accrued expenses and other current liabilities	11,354	11,416
Operating lease liabilities, current	1,916	1,638
Debt, current portion	1,065	16,792
Second lien loans	10,872	—
Total current liabilities	26,662	31,218
Debt, net of current portion	29,878	17,574
Simple agreements for future equity	—	59,301
Operating lease liabilities, noncurrent	3,584	5,723
Common stock warrants	158,346	—
Redeemable convertible preferred stock warrant liabilities	—	1,619
Other liabilities	804	313
Total liabilities	219,274	115,748
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock
Series A cumulative redeemable convertible preferred stock, par value $0.0001; 20,000 and no shares authorized as of December 31, 2025 and December 31, 2024, respectively; 142 and no shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	223,185	—
Redeemable convertible preferred stock, par value $0.0001; no and 98,127 shares authorized as of December 31, 2025 and December 31, 2024, respectively; no and 62,240 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	170,648
Stockholders’ deficit
Common stock, $0.0001 par value; 1,980,000 and 265,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 175,440[1] and 58,057 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	17	6
Additional paid-in capital	570,578	17,303

Accumulated other comprehensive income	22	—
Accumulated deficit	(853,669)	(268,144)
Total stockholders’ deficit	(283,052)	(250,835)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$159,407	$35,561
________________________
[1] Excludes 6,250,000 shares legally issued and outstanding related to sponsor earn out securities (see Note 3).
The accompanying notes are an integral part of these consolidated financial statements.

Kodiak AI, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues	$3,797	$14,933	$16,946
Operating expenses:
Research and development	50,157	43,436	39,469
General and administrative	36,741	20,999	20,305
Truck and freight operations	24,771	9,013	7,662
Sales and marketing	4,753	3,204	3,359
Total operating expenses	116,422	76,652	70,795
Loss from operations	(112,625)	(61,719)	(53,849)
Other (expenses) income:
Interest expense	(4,096)	(4,951)	(5,407)
Interest income and other, net	(1,327)	895	2,194
Loss on issuance of equity instruments	(210,722)	—	—
Change in fair value of common stock warrants	(35,018)	—	—
Change in fair value of second lien loans	(24,387)	—	—
Change in fair value of simple agreements for future equity	(190,075)	(4,109)	—
Change in fair value of redeemable convertible preferred stock warrant liabilities	(7,272)	426	126
Total other expenses, net	(472,897)	(7,739)	(3,087)
Net loss before income taxes	(585,522)	(69,458)	(56,936)
Income taxes	(3)	(1)	(9)
Net loss	$(585,525)	$(69,459)	$(56,945)
Unrealized gains (losses) on marketable securities, net of tax	22	—	(10)
Comprehensive loss	$(585,503)	$(69,459)	$(56,955)

Net loss per common share, basic and diluted	$(6.42)	$(1.19)	$(0.98)
Weighted-average common shares outstanding, basic and diluted	91,225	58,410	57,932
The accompanying notes are an integral part of these consolidated financial statements.

Kodiak AI, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	93,963	$170,648	86,360	$—	$6,602	$(141,740)	$10	$(135,128)
Reverse recapitalization	(31,723)	—	(29,155)	6	(6)	—	—	—
Balance as of December 31, 2022	62,240	$170,648	57,205	$6	$6,596	$(141,740)	$10	$(135,128)
Issuance of common stock upon exercise of stock options	—	—	571	—	306	—	—	306
Stock-based compensation	—	—	—	—	5,399	—	—	5,399
Correction of an immaterial error of redeemable convertible preferred stock warrants	—	—	—	—	(720)	—	—	(720)
Other comprehensive income (loss)	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	—	—	(56,945)	—	(56,945)
Balance as of December 31, 2023	62,240	$170,648	57,776	$6	$11,581	$(198,685)	$—	$(187,098)
Issuance of common stock upon exercise of stock options	—	—	281	—	172	—	—	172
Stock-based compensation	—	—	—	—	5,550	—	—	5,550
Net loss	—	—	—	—	—	(69,459)	—	(69,459)
Balance as of December 31, 2024	62,240	$170,648	58,057	$6	$17,303	$(268,144)	$—	$(250,835)
Conversion of redeemable convertible preferred stock in connection with reverse recapitalization	(62,240)	(170,648)	62,240	6	170,642	—	—	170,648
Reverse recapitalization transaction, net of transaction costs[1]	—	—	52,513	5	361,162	—	—	361,167
Series A redeemable convertible preferred stock issued in connection with reverse recapitalization, net	142	223,185	—	—	—	—	—	—
Issuance of common stock in connection with debt financing	—	—	46	—	499	—	—	499
Issuance of common stock upon exercise of common stock warrants	—	—	26	—	86	—	—	86
Issuance of common stock upon exercise of stock options	—	—	2,558	—	1,434	—	—	1,434
Stock-based compensation	—	—	—	—	19,452	—	—	19,452
Other comprehensive income (loss)	—	—	—	—	—	—	22	22
Net loss	—	—	—	—	—	(585,525)	—	(585,525)
Balance as of December 31, 2025	142	$223,185	175,440	$17	$570,578	$(853,669)	$22	$(283,052)

[1] Excludes 6,250,000 shares legally issued and outstanding related to sponsor earn out securities (see Note 3).
The accompanying notes are an integral part of these consolidated financial statements.

Kodiak AI, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(585,525)	$(69,459)	$(56,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,248	4,616	4,114
Stock-based compensation	19,082	5,550	5,399
Non-cash lease expense	1,853	1,832	2,164
Accretion of discount on marketable securities	(480)	—	(909)
Transaction costs allocated to common stock warrants	3,223	—	—
Change in fair value of second lien loans	24,387	—	—
Change in fair value of simple agreements for future equity	190,075	4,109	—
Change in fair value of redeemable convertible preferred stock warrant liabilities	7,272	(426)	(126)
Change in fair value of common stock warrants	35,018	—	—
Loss on issuance of equity instruments	210,722	—	—
Non-cash interest expense	795	402	788
Loss on disposal of property and equipment	265	—	—
Changes in operating assets and liabilities:
Accounts receivable	401	(1,044)	9
Prepaid expenses and other current assets	(2,180)	645	(484)
Other assets	(105)	276	(276)
Accounts payable	(717)	(811)	558
Accrued expenses and other current liabilities	(407)	5,102	3,833
Operating lease liabilities	(1,861)	(1,796)	(2,222)
Other liabilities	492	43	255
Net cash used in operating activities	(94,442)	(50,961)	(43,842)
Investing activities:
Proceeds from maturities of marketable securities	—	—	51,000
Purchases of marketable securities	(69,406)	—	(30,452)
Purchases of property and equipment	(22,026)	(3,192)	(3,270)
Payment of deposits	—	(20)	—
Net cash (used in) provided by investing activities	(91,432)	(3,212)	17,278
Financing activities:
Proceeds from the issuance of debt, net of issuance costs	29,662	—	3,671
Repayment of debt	(33,381)	(2,238)	(1,934)
Proceeds from issuance of second lien loans	43,865	—	—
Proceeds from issuance of simple agreements for future equity	23,660	45,192	10,000
Proceeds from issuance of Series A cumulative redeemable convertible preferred stock	145,000	—	—
Proceeds from the reverse recapitalization, net of transaction costs	26,239	—	—
Proceeds from exercise of stock options	1,422	172	292
Proceeds from exercise of common stock warrants	77	—	—
Payments for deferred offering costs	(16,618)	—	—
Net cash provided by financing activities	219,926	43,126	12,029
Net change in cash and cash equivalents and restricted cash	34,052	(11,047)	(14,535)
Cash and cash equivalents and restricted cash at beginning of period	18,159	29,206	43,741
Cash and cash equivalents and restricted cash at end of period	$52,211	$18,159	$29,206
Components of cash and restricted cash at period end:
Cash and cash equivalents	$50,761	$16,709	$27,756
Restricted cash	1,450	1,450	1,450
Total cash and cash equivalents and restricted cash	$52,211	$18,159	$29,206
Supplemental disclosure of cash activities:
Cash paid for interest	$3,303	$4,561	$4,606
Cash paid for income taxes	$—	$3	$5
Supplemental disclosure of non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$1,360	$118	$—
Operating lease right-of-use asset obtained in exchange for operating lease liability upon modification of operating lease	$—	$1,881	$2,388
Operating lease right-of-use asset obtained in exchange for operating lease liability upon new operating lease	$—	$1,146	$—
Proceeds from exercise of stock options included in prepaid and other current assets	$12	$—	$14
Proceeds from exercise of common stock warrants included in prepaid and other current assets	$9	$—	$—
Conversion of simple agreements for future equity into common stock in connection with reverse recapitalization	$263,036	$—	$—
Conversion of redeemable preferred stock into common stock in connection with reverse recapitalization	$170,648	$—	$—
Conversion of second lien loans into common stock in connection with reverse recapitalization	$67,379	$—	$—
Settlement of transaction costs in common stock in connection with reverse recapitalization	$12,500	$—	$—
Exchange of simple agreements for future equity for second lien loan	$10,000	$—	$—
Net exercise of warrants in connection with reverse recapitalization	$8,891	$—	$—
Issuance of non-redemption common stock in connection with reverse recapitalization	$3,220	$—	$—
Liabilities assumed from reverse recapitalization	$31	$—	$—
Issuance of common stock in connection with a debt agreement	$499	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
A
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
The Merger was accounted for as a reverse recapitalization, with Legacy Kodiak being the accounting acquirer and AACT the acquired company for accounting purposes. As a result of the Merger, all historical financial information presented in the consolidated financial statements represent the accounts of Legacy Kodiak. Pursuant to the BCA, the share and per share amounts prior to the Closing have been retroactively converted as shares reflecting the per share merger consideration established in the Closing.
The Company’s common stock is listed on the Nasdaq under the symbol “KDK,” and the Company’s warrants to purchase shares of common stock are listed on the Nasdaq under the symbol “KDKRW.”
Liquidity and Going Concern
The Company has incurred recurring net losses and negative cash flows from operations since inception and, as of December 31, 2025, had an accumulated deficit of $853.7 million. As of December 31, 2025, the Company had cash and cash equivalents and marketable securities totaling $120.7 million, and short-term debt obligations totaled $11.9 million consisting of current portion of debt and second lien loans. The Company expects to incur additional losses and increased expenses in future periods as it continues to scale its business, invest in research and development efforts, increase employee headcount, and incur other expenses commonly associated with being a public company.
The Company's future capital requirements are influenced by the rate of adoption of its Kodiak Driver and Driver-as-a-Service (“DaaS”) model, launched in December 2024, as well as associated revenue growth, operating expenses, and research and development activities. To support its operating plan, management expects to seek additional funding through debt or equity offerings, including in the near term in the form of issuing equity and equity-linked securities and incurring additional indebtedness. If additional capital is not obtained, management may need to modify its operational plan by reducing research and development initiatives and lowering growth expectations. These factors in the aggregate raise substantial doubt regarding the Company’s ability to continue as a going concern for at least one year after the filing date of these consolidated financial statements. The Company’s current cash and cash equivalents and marketable securities are expected to fund the Company’s business plan into the fourth quarter of 2026. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the Securities and Exchange Commission (the “SEC”) for annual financial reporting.

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates form the basis for the judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. These judgments, estimates, and assumptions relate to, among other things, the estimated useful lives of property and equipment, the assessment of impairment of long-lived assets, the fair value of redeemable convertible preferred stock warrants (prior to the reverse recapitalization), the fair value of each simple agreement for future equity (“SAFE”) (prior to the reverse recapitalization), the fair value of the Company’s common stock (prior to the reverse recapitalization), the fair value of the Company’s common stock warrants, the measurement of stock-based compensation, the determination of the incremental borrowing rate for operating lease liabilities, the evaluation of uncertain tax positions, and the assessment of the valuation allowance for deferred tax assets. Actual results may differ from these estimates.
Risk and Uncertainties
The Company has devoted most of its time and resources to developing its proprietary autonomous vehicle technology and first deployed the Kodiak Driver in a customer-owned vehicle in December 2024. The Company’s business and operations may be impacted by general business and economic conditions worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the world economy, including uncertainty around tariffs. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company’s financial condition and the results of its operations. In addition, the Company competes with companies that possess significant financial resources and well-established development, marketing, and sales capabilities. The Company may be unable to compete successfully against these companies. The Company’s industry is characterized by rapid changes in technology and market demands. As a result, the Company’s products, services, or expertise may become obsolete or unmarketable. The Company’s future success will depend on its ability to adapt to technological advances, anticipate customer and market demands, and enhance its current technology.
Segment Reporting
The Company manages its operations as one operating and reportable segment. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for the purposes of allocating resources and evaluating financial performance. The CODM reviews significant segment expenses based on functional line items as disclosed in the consolidated statements of operations and comprehensive loss.
Cash and Cash Equivalents
Cash and cash equivalents are cash deposits and highly liquid investments, such as money market funds and U.S. Treasury securities, that are readily convertible to known amounts of cash and are subject to insignificant risk of change including due to interest rate, quoted price, or penalty of withdrawal. Marketable securities with an original maturity of 90 days or less when purchased are considered to be cash equivalents.
Restricted Cash
Restricted cash consists of funds that are contractually restricted as to usage or withdrawal, typically due to the Company’s operating lease agreements. Restricted cash, which is unavailable for a period longer than one year from the balance sheet date, is classified as a noncurrent asset. Otherwise, restricted cash is included in other current assets in the consolidated balance sheets.

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
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
The Company is also subject to credit risk from its accounts receivable and does not require any collateral. As of December 31, 2025 and 2024, the Company’s balance of accounts receivable was $0.9 million and $1.3 million, respectively. Customers that represented 10% or greater of the Company’s accounts receivable balance were as follows as of the periods presented:

	December 31,
	2025	2024
Customer A	—%	78%
Customer B	89%	—%
Customers representing 10% or more of the Company’s revenue for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Customer A	26%	89%	89%
Customer B	46%	—%	—%
Marketable Securities
The Company invests its excess cash in marketable debt securities with high credit ratings, including money market funds and securities issued by the U.S. government and its agencies that are accounted for as available-for-sale and carried at fair value. The Company classifies its marketable securities as current assets, including those with maturities beyond 12 months, as the Company’s intention is to use the proceeds from sales of its securities to fund its operations. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income and other, net in the consolidated statements of operations and comprehensive loss. Unrealized gains or losses, net of taxes, if any, are included in accumulated other comprehensive income in the consolidated balance sheets and in unrealized gains (losses) on marketable securities in the consolidated statements of operations and comprehensive loss. Realized gains and losses on marketable securities, if any, are included in interest income and other, net. The cost of securities sold is determined based on the trade date using the specific identification method.
The Company periodically assesses its marketable debt securities for impairment. For debt securities in an unrealized loss position, this assessment first considers the Company’s intent to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value within interest income and other, net. For debt securities in an unrealized loss position that do not meet the aforementioned criteria, the Company assesses whether the decline in fair value has resulted from credit losses or other factors. If a credit loss exists, an allowance for credit losses is recorded within interest income and other, net to the extent the fair value is less than the amortized cost basis. No impairment losses have been recognized on marketable securities in the periods presented.
Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company measures fair value by maximizing the use of observable inputs, where available, and

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
minimizing the use of unobservable inputs. Financial assets and liabilities recorded at fair value in the consolidated balance sheets are categorized in the fair value hierarchy based upon the lowest level of input that is significant to the fair value as follows:
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
Accounts Receivable
Accounts receivable are unsecured assets where the Company has unconditional rights to consideration and are recorded at the invoiced amount net of any allowance for credit losses. The Company provides an allowance for expected credit losses based upon the Company’s estimate of collectability of the accounts receivable balances by considering factors such as contractual payment terms, historical experience, credit quality, the age of the account receivable balances, and current economic conditions that may affect a customer’s ability to pay. As of December 31, 2025 and 2024, there was no allowance for expected credit losses.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation. Equipment and hardware primarily consist of autonomous vehicle hardware. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, as follows:

Useful life
Leasehold improvements	Shorter of remaining useful life or lease term
Vehicles	5 years
Technology infrastructure	3 years
Equipment and hardware	3 - 5 years
Other	3 - 5 years
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, including property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated from the use of the asset and its eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the impaired assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. The company did not record any impairment of long-lived assets as of and for the years ended December 31, 2025, 2024, and 2023.

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
Leases
The Company determines if an arrangement is or contains a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If a lease is identified, classification is determined at lease commencement. To date, all of the Company’s leases have been determined to be operating leases. Operating lease liabilities are recognized at the present value of the future lease payments over the expected remaining lease term at the lease commencement date. As the implicit rate in the Company’s lease is generally not readily determinable, the Company estimates its incremental borrowing rate to discount lease payments. The incremental borrowing rate reflects the interest rate that the Company would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term. Operating lease right-of-use (“ROU”) assets are based on the corresponding lease liability adjusted for any lease payments made at or before commencement, initial direct costs, and lease incentives. Certain leases also include options to renew or terminate the lease at the election of the Company. The Company evaluates these options at lease inception and on an ongoing basis. Renewal and termination options that the Company is reasonably certain to exercise are included when classifying leases and measuring lease liabilities and ROU assets. Operating lease expense is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease and non-lease components, which the Company has elected to account for as a single lease component. The Company has elected to not record leases on the consolidated balance sheets that, at the lease commencement date, have a lease term of 12 months or less.
Warrants and Earn Out Securities
The Company classifies contracts in its own equity that do not meet the indexation guidance as liabilities. As of the end of each reporting period, such liability classified instruments are remeasured, with changes in fair value during the reporting period recognized within the consolidated statements of operations and comprehensive loss until the earlier of exercise, settlement, or expiration. The Company classifies contracts in equity that meet the indexation and equity classification guidance as a component of stockholders' deficit and such instruments are not subject to fair value remeasurements.
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
Second Lien Loans
The Company elected the fair value option to account for its second lien loans, which were recorded at their estimated fair value at issuance and as of the end of each subsequent reporting period. Changes in estimated fair value were recognized as a component of other (expenses) income in the Company’s consolidated statements of operations and comprehensive loss until either their settlement in connection with the reverse recapitalization, or the end of the reporting period for any loans that remain outstanding.
Simple Agreements for Future Equity
The Company accounted for the contractual obligation under its SAFEs to issue a variable number of shares as a liability stated at fair value based on the expected value of shares to be issued in the future to settle the obligation with changes in fair value recognized as a component of other (expenses) income in the Company’s consolidated statements of operations and comprehensive loss until settlement in connection with the reverse recapitalization.
Redeemable Convertible Preferred Stock
The Company classifies its redeemable convertible preferred stock as temporary or mezzanine equity because events triggering liquidation are not solely within the control of the Company. For preferred stock that is probable of becoming

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
redeemable, the Company has elected to recognize changes in redemption value as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period to the extent the redemption value exceeds the initial carrying amount.
Revenue Recognition
The Company generates revenues from: (i) providing DaaS to customers; (ii) delivering freight via Kodiak-owned autonomous trucks powered by the Kodiak Driver; and (iii) providing ground autonomy solutions to the U.S. military The Company recognizes revenue when customers obtain control of promised goods or services in an amount that reflects the consideration the Company expects to receive for those goods or services. The Company applies the following five-step revenue recognition model in accounting for its revenue arrangements:
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
Ground Autonomy Solutions
The Company provides ground autonomy solutions to a single customer in defense. Services under these contracts relate to the demonstration of specific capabilities of autonomous driving solutions for military vehicles. Each contract is separately agreed with no interdependencies with respect to pricing, promises or objectives and accounted for as separate arrangements. Each contract has a specified deliverable(s) that represents a single (or combined) performance obligation with the transfer of the significant risks and rewards of ownership occurring upon acceptance of the final deliverable(s) within each contract. The contracts have fixed fees that are invoiced on an agreed upon billing schedule on payment terms in accordance with the Prompt Payment Act.

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
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
Research and Development
Research and development costs are expensed as incurred, and consist primarily of personnel costs, hardware and electrical engineering prototyping, cloud computing and storage, third-party software licenses (including simulation), data labeling, and third-party design services.
General and Administrative
General and administrative costs consist primarily of personnel costs, facilities rent, insurance, professional services (including external accounting and legal advisors), and other general and administrative costs.
Truck and Freight Operations
Truck and freight operations costs consist primarily of personnel costs, truck-related operational costs and DaaS operational infrastructure costs, including remote and on-site support and the depreciation of deployed Kodiak Driver hardware.
Sales and Marketing
Sales and marketing costs consist primarily of personnel costs and sales-related, branding and public relations activities. Advertising costs were $0.2 million, $0.4 million and $0.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Software Development Costs
Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility of the product has been established. Software development costs incurred after technological feasibility has been established are capitalized up to the time the product is available for general release to customers. For the years ended December 31, 2025, 2024, and 2023, no amounts were capitalized.

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
Stock-based Compensation
The Company's stock-based compensation relates to stock-based awards granted to employees and other service providers pursuant to its equity incentive plans. The Company recognizes the cost of stock-based awards based on the estimated grant-date fair value of the awards. Forfeitures are accounted for as they occur. For stock-based awards with service-only vesting conditions (including stock options and restricted stock units (“RSUs”)), expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award of approximately four years. RSUs are measured based on the fair value of the Company's publicly traded common stock. Stock options with service-only vesting conditions are measured by estimating their grant-date fair value using the Black-Scholes option-pricing model, which utilizes inputs and assumptions that involve certain subjective judgment, including:
•Fair Value of Common Stock – Prior to the Merger, there had been no public market for the Company’s common stock. Therefore, management and/or the board of directors had historically determined the fair market value of the Company’s common stock at the time of grant by considering a number of objective and subjective factors, including valuations of comparable companies, sales of redeemable convertible preferred stock to unrelated third parties, operating and financial performance, lack of liquidity of capital stock and general and industry-specific economic outlook, among other factors.
•Expected Term – The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the award.
•Expected Volatility – As there is limited trading history for the Company's common stock, expected volatility is determined based on the average volatility of comparable publicly traded companies over a period equal to the expected term assumption. Comparable companies are chosen based on their similar size, stage in the life cycle or industry.
•Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of award.
•Expected Dividend – The expected dividend yield assumption is zero as the Company has never paid and has no plans to pay dividends on the Company’s common stock in the foreseeable future.
Income Taxes
The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are determined based on the difference between the carrying values of assets and liabilities for financial reporting purposes and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when necessary to reduce net tax assets to an amount that is more likely than not to be realized. The Company recognizes the benefits of tax-return positions in the financial statements when they are “more likely than not” to be sustained by the taxing authority, based on the technical merits at the reporting date. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. The Company recognizes interest and penalties related to unrecognized tax benefits, if any, as a component of income taxes.
Basic and Diluted Net Loss Per Common Share
Basic and diluted net loss per common share is calculated by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Contingently issuable shares, including shares that are issuable for little or no cash consideration, are considered outstanding common shares and included in the calculation of basic and diluted net loss per share, even if they are antidilutive. Such shares include common stock warrants with a nominal exercise price.
Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. As the Company reported a net loss for the periods presented, diluted net loss per common share was the same as basic net loss per common share because the effects of potentially dilutive common stock equivalents were antidilutive.

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
Comprehensive Loss
Comprehensive loss represents the change in the Company’s stockholders’ deficit from all sources other than investments by or distributions to stockholders. The Company’s comprehensive loss is comprised of net loss and changes in unrealized gains or losses on marketable securities.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS” Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards using private company timelines. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires entities to make incremental income tax disclosures on an annual basis. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items meeting a quantitative threshold. The amendments also require disclosure of income taxes paid to be disaggregated by jurisdiction, and the disclosure of income tax expense disaggregated by federal, state, and foreign. The Company adopted ASU 2023-09 on January 1, 2025, on a prospective basis (see Note 16). The adoption did not have a material impact on the consolidated financial statements and related disclosures.
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810)—Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”), which revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The Company early adopted ASU 2025-03 on April 1, 2025 on a prospective basis. Legacy Kodiak was determined to be the accounting acquirer (legal acquiree), and AACT was determined to be the accounting acquiree (legal acquirer).
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
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements (“ASU 2025-12”), which addresses a broad range of topics to clarify, correct errors, and make minor improvements to the Codification, including a clarification that potential common shares must be included in the diluted earnings per share computation if the combined effect of numerator and denominator adjustments is dilutive, even if a loss from continuing operations exists. ASU 2025-12 is effective for the Company’s annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods, with early adoption permitted on an issue-by-issue basis. While the amendments for earnings per share must be applied retrospectively, other improvements may be applied either prospectively or retrospectively. The Company is evaluating the adoption timing and the impact ASU 2025-12 will have on its financial statements and related disclosures.

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
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
The Merger was accounted for as a reverse recapitalization. Under this method of accounting, AACT was treated as the acquired company and the Merger was treated as the equivalent of Legacy Kodiak issuing shares for the net assets of AACT, accompanied by a recapitalization. The accounting acquirer was primarily determined based on Legacy Kodiak stockholders having the largest voting interest in Kodiak and the ability to appoint the majority of the members of the board of directors as well as Legacy Kodiak management holding executive management roles in Kodiak and being responsible for the day-to-day operations which are comprised of Legacy Kodiak activities.
The net assets of AACT were recognized at historical cost as of the Closing, with no goodwill or other intangible assets recorded. Operations prior to the merger presented are those of Legacy Kodiak and the accumulated deficit of Legacy Kodiak has been carried forward after the Closing.
Series A Preferred Investment
On September 15, 2025, in connection with a financing transaction related to the Merger, AACT entered into subscription agreements with certain institutional and accredited investors (collectively, the “Preferred Investors”) for an aggregate purchase price of $145.0 million. At the Closing, the Preferred Investors purchased shares of the Company’s Series A cumulative redeemable convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), with a

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
stated value of $1,200 per share (the “Stated Value”). Additionally, the Preferred Investors received warrants to purchase 125% of the shares of the Company’s common stock issuable upon conversion of the Series A Preferred Stock as of the Closing Date, at an exercise price of $12.00 per share (the “PIPE Warrants”). At the Closing, the Company issued an aggregate of 142,155 shares of the Series A Preferred Stock and an aggregate of 17,769,375 PIPE Warrants to purchase shares of its common stock to the Preferred Investors, for total gross proceeds of $145.0 million (see Note 12).
Non-Redemption Agreements
On September 22, 2025, AACT and Legacy Kodiak entered into non-redemption agreements (the “NRA”) with certain unaffiliated third-party holders of AACT Class A ordinary shares (the “Non-Redemption Investors”). The Non-Redemption Investors agreed not to redeem, or to rescind their redemption requests for, an aggregate of 3,319,712 AACT Class A ordinary shares. The Company agreed to issue to the Non-Redemption Investors, for no additional consideration, either (i) warrants to purchase shares of Kodiak common stock at an exercise price of $12.00 per share (the “NRA Warrants”) or (ii) shares of Kodiak common stock (the “NRA Shares”). At the Closing, the Company issued NRA Warrants to purchase 7,606,666 shares of its common stock (see Note 11) and 368,028 NRA Shares. As the NRA Shares and NRA Warrants represented a nonreciprocal transfer of value to certain AACT equity holders, their fair values — $3.2 million for the NRA Shares and $37.0 million for NRA Warrants — were expensed and recorded under loss on issuance of equity instruments in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.
Public Warrants and Private Placement Warrants
Each of the then issued and outstanding 24,999,987 redeemable warrants of AACT automatically converted at the Closing into a redeemable warrant to purchase one share of Kodiak common stock (the “Public Warrants”). Additionally, each of the then issued and outstanding 14,300,000 private placement warrants of AACT automatically converted at the Closing into a warrant to purchase one share of Kodiak common stock (the “Private Placement Warrants”) (see Note 13).
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
If a change of control occurs during the Earn Out Period that results in the holders of Kodiak common stock receiving a per share price equal to or greater than the Triggering Event I Threshold, the Sponsor Earn Out Securities will immediately vest as of the consummation of such change of control. The Sponsor Earn Out Securities are equity-classified instruments because the triggering event is an exercise contingency and not a settlement condition such that they are indexed to the Company's own common stock.
Advisor Shares
The Company issued 1,091,519 shares of common stock (the “Legacy Kodiak Advisor Shares”) at the Closing to an advisor of Legacy Kodiak in a private placement in satisfaction of $12.5 million of fees payable to such advisor in respect of services provided in connection with the Merger.

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
The number of shares of Kodiak common stock issued and outstanding following the consummation of the Merger was as follows (in thousands):

Shares
AACT public shares	49,360
Less: redemptions of AACT public shares	(43,867)
AACT public shares, net of redemptions	5,493
AACT Sponsor shares outstanding	6,250
Total shares of AACT common stock outstanding prior to the Merger	11,743
Legacy Kodiak common stock	161,754
NRA Shares	368
Legacy Kodiak Advisor Shares	1,092
Total Kodiak common stock outstanding subsequent to the Merger	174,957
Earn Out Securities
As part of the Merger, immediately prior to the Closing, Legacy Kodiak security holders became eligible to receive, on a pro rata basis, 74,998,317 shares of Kodiak common stock and RSUs (collectively, the “Earn Out Securities”), which will be issued or vest, as applicable, upon achievement of specified stock-price-based milestones during the Earn Out Period, and, additionally in the case of the RSUs, upon satisfaction of service-based vesting conditions from the Closing to the date of each triggering event, as discussed below. The Earn Out Securities are divided into three equal tranches:
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
In the event of a change of control during the Earn-Out Period that results in a per-share price for Kodiak common stock equal to or in excess of a triggering event threshold, the corresponding Triggering Event will be deemed to have occurred and the related Earn Out Securities shall be issued or vest immediately prior to the consummation of the change of control. Once issued after the triggering event, which is an exercise contingency and not a settlement condition, the Earn Out Securities are equity-classified instruments because they are indexed to the Company's own common stock. As of December 31, 2025, the Company had not met any of the triggering events.

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
4. Cash Equivalents and Marketable Securities
The following tables summarize the amortized cost and fair value of the Company’s cash equivalents and marketable securities by major category for the periods presented (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$33,320	$—	$—	$33,320
Total cash equivalents	$33,320	$—	$—	$33,320
Marketable securities:
U.S. Treasury securities	$69,886	$22	$—	$69,908
Total marketable securities	$69,886	$22	$—	$69,908

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$9,439	$—	$—	$9,439
Total cash equivalents	$9,439	$—	$—	$9,439
For the years ended December 31, 2025, 2024 and 2023, interest income was $1.9 million, $0.9 million and $2.2 million, respectively, and was included within interest income and other, net in the consolidated statements of operations and comprehensive loss.
5. Fair Value Measurements
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
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$33,320	$—	$—	$33,320
U.S. Treasury securities	—	69,908	—	69,908
Total assets measured at fair value	$33,320	$69,908	$—	$103,228
Liabilities
Common stock warrants
PIPE Warrants	$—	$—	$110,881	$110,881
NRA Warrants	—	—	47,465	47,465

Kodiak AI, Inc.
Notes to Consolidated Financial Statements

Second lien loan	—	—	10,872	10,872
Total liabilities measured at fair value	$—	$—	$169,218	$169,218

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$9,439	$—	$—	$9,439
Total assets measured at fair value	$9,439	$—	$—	$9,439
Liabilities
SAFEs	$—	$—	$59,301	$59,301
Redeemable convertible preferred stock warrant liabilities	—	—	1,619	1,619
Total liabilities measured at fair value	$—	$—	$60,920	$60,920
All of the Company’s money market funds and U.S. Treasury securities are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value representing its estimated fair value.
The Company measures its warrant liabilities (see Note 11), second lien loans (see Note 8), and SAFEs (see Note 9) at fair value based on significant inputs not observable in the market and therefore represent Level 3 inputs.
The valuations of the warrant liabilities, second lien loans, and future equity obligations use assumptions and estimates the Company believes would be made by a market participant in making the same valuation. Changes in the fair value of these instruments were recognized in other (expenses) income in the Company’s consolidated statements of operations and comprehensive loss.
Warrant Liabilities - PIPE Warrants and NRA Warrants
The Company determined the fair value of each of its PIPE Warrants and NRA Warrants using a Monte Carlo simulation model, applying the following key assumptions for the period from the issuance date of September 24, 2025 to December 31, 2025: a risk-free rate of 3.8% and volatility of 55.0%. Upon issuance, the fair values of the PIPE Warrants and NRA Warrants were recorded under loss on issuance of equity instruments in the consolidated statements of operations and comprehensive loss. Subsequent changes in the fair value were recorded under change in fair value of common stock warrants in the consolidated statements of operations and comprehensive loss.
Second Lien Loans
At the Closing, all then outstanding second lien loans, excluding the $10.0 million SAFE from an affiliate of AACT that was exchanged for a second lien loan, were converted into Kodiak common stock (see Note 8). Immediately prior to such conversion, the aggregate principal amount of the second lien loans that converted was $43.9 million and had an estimated fair value of $67.4 million, which was determined based on the opening price of the Company's common stock on the first day of trading following the consummation of the Merger.
The Company determined the fair value of the outstanding second lien loans with a principal amount of $10.0 million using a pay-off-to-maturity method, with an implied discount rate of 23.7% as the key valuation assumption for the period from exchanged to December 31, 2025.
Simple Agreements for Future Equity
At the Closing, all outstanding SAFEs were converted into shares of Kodiak common stock (see Note 9). Immediately prior to such conversion, the SAFE obligations were remeasured to a fair value of $263.0 million, which was determined based on the opening price of the Company's common stock on the first day of trading following the consummation of the Merger. Accordingly, no SAFEs remained outstanding as of December 31, 2025.

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
Legacy Kodiak Warrant Liabilities - Redeemable Convertible Preferred Stock Warrants
At the Closing, certain redeemable convertible preferred stock warrants were automatically net exercised (see Note 11). The remaining outstanding redeemable convertible preferred stock warrants were assumed by Kodiak to become warrants to purchase shares of its common stock, which were remeasured to fair value on the Closing Date and reclassified to equity as they met the conditions for equity classification (see Note 13). The Company determined the fair value of its redeemable convertible preferred stock warrants as of the Closing Date by using a Black-Scholes option-pricing model with key assumptions as follows: exercise price range of $0.01 to $3.54, expected term range of 0.0 years to 4.8 years, risk-free rate range of 3.6% to 3.9%, and volatility of 55.0%.
Fair Value Remeasurement
The following table summarizes changes in the estimated fair values of these liabilities (in thousands):

	PIPE Warrants	Non-Redemption Warrants	Second Lien Loans	SAFE	Legacy Kodiak Redeemable Convertible Preferred Stock Warrants
Balance as of December 31, 2023	$—	$—	$—	$10,000	$2,045
Issuance during the year	—	—	—	45,192	—
Fair value remeasurement	—	—	—	4,109	(426)
Balance as of December 31, 2024	—	—	—	59,301	1,619
Issuance during the year	86,359	36,968	43,865	23,660	—
Exchange of SAFE for second lien loan	—	—	10,000	(10,000)	—
Reclassification of Assumed Kodiak Warrants	—	—	—	—	(3,842)
Fair value remeasurement	24,522	10,497	24,387	190,075	7,272
Settlement via conversion or exercise	—	—	(67,380)	(263,036)	(5,049)
Balance as of December 31, 2025	$110,881	$47,465	$10,872	$—	$—
6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid expenses and other receivables	$4,064	$1,610
Payroll tax credit receivable	400	650
Total prepaid expenses and other current assets	$4,464	$2,260
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

December 31,
2025	2024

Kodiak AI, Inc.
Notes to Consolidated Financial Statements

Leasehold improvements	$7,317	$7,261
Vehicles	7,297	6,331
Technology infrastructure	3,195	2,912
Equipment and hardware	14,708	2,524
Other	804	694
Total property and equipment	33,321	19,722
Less: accumulated depreciation	(17,151)	(13,980)
Construction in progress	10,383	981
Total property and equipment, net	$26,553	$6,723
Depreciation and amortization expense was $3.2 million, $4.6 million, and $4.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued bonus	$5,349	$8,800
Accrued payroll and related expenses	1,622	1,460
Other current liabilities and accrued expenses	4,203	1,156
Deferred revenue	180	—
Total accrued expenses and other current liabilities	$11,354	$11,416
7. Leases
The Company has operating lease arrangements for facilities under non-cancellable agreements with various expiration dates through 2031. The agreements may include renewal options to extend the term that the Company is not reasonably certain to exercise.
Rent expense related to operating lease liabilities was $2.6 million, $2.5 million, and $2.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. Variable costs were $0.6 million for the year ended December 31, 2025. In addition, the Company recognized $0.3 million, $0.2 million, and $0.1 million in rent expenses related to short-term leases for the years ended December 31, 2025, 2024, and 2023, respectively.

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2025, future minimum lease payments for the Company’s operating lease liabilities were as follows (in thousands):

Year Ended December 31,	Amount
2026	$2,605
2027	1,200
2028	839
2029	866
2030	898
Thereafter	670
Total undiscounted lease payments	7,078
Less: Imputed interest	(1,578)
Present value of lease liabilities	5,500
Less: Operating lease liabilities, current	(1,916)
Operating lease liabilities, non-current	$3,584
The following table summarizes additional information related to operating leases for the periods presented:

	December 31,
	2025	2024	2023
Weighted-average remaining lease term	4.1 years	4.6 years	5.2 years
Weighted-average discount rate	12.5%	12.3%	11.2%
Cash payments made for operating leases (in thousands)	$2,626	$2,327	$2,308
8. Debt
Second Lien Loans
Concurrent with the execution of the BCA in April 2025, the Company entered into a Second Lien Loan and Security Agreement, which was subsequently amended to extend the deadline to fund the delayed draw second lien loans and to include additional investors. Under the Second Lien Loan and Security Agreement, certain institutional and accredited investors committed to providing bridge financing in the form of secured convertible notes. Prior to the Closing, $53.9 million had been funded, including $20.0 million from an affiliate of AACT, an aggregate of $12.4 million from a vehicle controlled by a board member of the Company and a vehicle owned by certain Ares employees in which a former officer and former director of AACT was invested, $10.0 million from the exchange of a SAFE from an affiliate of AACT (the “Exchanged SAFE”) (see Note 9), and $5.0 million from an affiliate of one of the Company’s board members. Following the Closing, a former officer of AACT became a board member of the Company.
At the Closing, second lien loans in an aggregate principal amount of $43.9 million and with a fair value of $67.4 million (see Note 5), automatically converted into 7,700,557 shares of Kodiak common stock based on the agreed upon conversion price of $6.00 per share. The $10.0 million in principal from the Exchanged SAFE remained outstanding as of December 31, 2025, with a fair value of $10.9 million and a maturity date of October 1, 2026.
The second lien loans bear interest at an interest rate per annum equal to the prime rate plus 9.00%, subject to a minimum rate of 13.75%. Interest accrues on the first business day of each month, and is capitalized and included in the principal balance due at maturity. The interest rate applicable to the second lien loans was 16.50% as of December 31, 2025. The Company was in compliance with its covenants as of December 31, 2025.
Promissory Notes
The Company was obligated to reimburse 50% of the monthly contributions made by the Sponsor to AACT’s trust account as well as certain transaction costs incurred by AACT pursuant to the BCA. From April through August 2025, the

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
Company issued secured promissory notes with respect to its reimbursement obligations to AACT and the Sponsor, which were secured under the Second Lien Loan and Security Agreement. The promissory notes did not bear any interest (other than the default rate in accordance with the Second Lien Loan and Security Agreement).
At the Closing, the aggregate outstanding principal amount of the promissory notes was $4.9 million, which was paid in full. No promissory notes remained outstanding as of December 31, 2025.
2025 Credit Facility
In September 2022, the Company entered into a venture loan and security agreement (the “2022 Credit Facility”) with a financial institution to borrow secured term loans of up to an aggregate principal amount of $30.0 million, which was drawn in full upon execution. The 2022 Credit Facility was amended in June 2024 to revise the repayment schedule and delay principal payments by five months, which was accounted for as a modification. The 2022 Credit Facility was further amended in February 2025 to permit the transaction as contemplated by the BCA (see Note 1) and in September 2025 to make certain conforming changes to account for the closing of the Merger and provide for a post-closing period for the joinder of the Company as a co-borrower under the 2022 Credit Facility.
In December 2025, the 2022 Credit Facility was amended pursuant to which the Company increased the amount available to be borrowed and extended the maturity date (the “2025 Credit Facility”), which was accounted for as a modification. The 2025 Credit Facility provided for borrowings in secured term loans up to an aggregate principal amount of $30.0 million, which was drawn in full upon execution. The proceeds (i) were used to repay the then outstanding principal balance of $15.0 million and the final repayment fee of $1.2 million under the 2022 Credit Facility and (ii) will be used for working capital and general corporate purposes. Borrowings under the 2025 Credit Facility are secured by substantially all of the assets of the Company, including the Company’s intellectual property, subject to certain customary exceptions. The 2025 Credit Facility contains customary covenants and customary events of default. The Company was in compliance with its covenants as of December 31, 2025.
Borrowings under the 2025 Credit Facility mature in January 2030 and provide for interest-only payments from February 1, 2026 to July 1, 2028. Consecutive payments of principal and interest are due beginning on August 1, 2028 once the interest-only period elapses. The 2025 Credit Facility bears interest that is payable monthly at 3.50% plus the greater of (i) 6.50% and (ii) the prime rate. The interest rate under the 2025 Credit Facility was 10.25% as of closing and as of December 31, 2025. In addition, a final payment fee of $1.2 million is due upon the earlier of prepayment or maturity of the debt. The Company has the option to prepay the entire balance of the debt subject to a prepayment fee ranging from 1.0% to 2.0% depending on the timing of such repayments.
Total debt issuance costs related to the 2025 Credit Facility of $0.8 million were recorded as a debt discount, which included $0.5 million for the fair value of 45,906 shares of common stock issued to the lender concurrently with the execution of the 2025 Credit Facility and a commitment fee of $0.3 million. The debt discount, together with the final payment fee and $0.1 million of unamortized debt issuance costs related to the 2022 Credit Facility is recognized as interest expense using the effective interest method over the term of the loan.
2022 Equipment Facility
In July 2022, the Company entered into a financing agreement with a lender to borrow up to $10.0 million as equipment line advances (the “2022 Equipment Facility”) pursuant to which it borrowed at various dates an aggregate principal amount of $8.5 million. Borrowings under the 2022 Equipment Facility are secured by the specific assets that were financed. The 2022 Equipment Facility contains customary representations and warranties, non-financial covenants and customary events of default. The Company was in compliance with its covenants as of December 31, 2025.
Borrowings under the 2022 Equipment Facility mature in March 2028 and repayments of principal and interest are due monthly commencing in the month following each draw. As of December 31, 2025, and December 31, 2024, the aggregate principal amount outstanding was $1.9 million and $4.1 million, respectively. The 2022 Equipment Facility bears an annual interest rate equivalent to a five-year swap plus 3.38% or ranging from approximately 6.0% to 7.0%.
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

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2025, the Company’s future minimum principal payments under its debt arrangements are as follows (in thousands):

Year Ended December 31,	Second Lien Loans	Other Debt	Total
2026	$10,000	$1,067	$11,067
2027	—	808	808
2028	—	8,378	8,378
2029	—	20,000	20,000
2030	—	2,867	2,867
Total principal debt payments and final payment fee	10,000	33,120	43,120
Less: unamortized debt discount	—	(978)	(978)
Less: unamortized final payment fee	—	(1,199)	(1,199)
Less: Debt, current portion	(10,000)	(1,065)	(11,065)
Debt, net of current portion	$—	$29,878	$29,878
9. Simple Agreements for Future Equity
Prior to the Closing, the Company had entered into SAFEs with various investors that were classified as liabilities on the Company’s consolidated balance sheets and accounted for at fair value, subject to remeasurement each reporting period (see Note 5). Each SAFE had no maturity date, did not bear any interest and provided the investor with the right to convert into a variable number of shares of future equity in the Company at the stated conversion amount, if certain events or conditions were triggered. All such SAFEs converted into 30,061,262 shares of Kodiak common stock on the Closing Date, with a fair value of $263.0 million.
In 2024, the Company entered into SAFEs with several investors for an aggregate purchase amount of $45.2 million (“2024 SAFEs”), including $10.4 million with affiliates of two board members. At the same time, the terms of a SAFE entered into in 2023, with an affiliate of a board member, for an aggregate purchase amount of $10.0 million (“2023 SAFE”) were aligned with the 2024 SAFE terms. Between February and April 2025, the Company entered into SAFEs with certain investors for an aggregate purchase amount of $23.7 million (“2025 SAFEs”), including $10.0 million from an affiliate of AACT and $4.0 million from affiliates of two board members. At the same time, the terms of the 2023 SAFE and 2024 SAFEs were amended to include conversion terms upon a SPAC transaction to align with the 2025 SAFE terms. In addition, in April 2025, the $10.0 million SAFE from an affiliate of AACT was exchanged for a second lien loan pursuant to the terms of such SAFE (see Note 8).
The fair value of the SAFEs, including changes as a result of the amendments and the exchange for a second lien loan, were recorded in the consolidated statements of operations and comprehensive loss during the periods presented prior to the Closing.
10. Commitments and Contingencies
Litigation
From time to time, the Company may become involved in various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. As of December 31, 2025, the Company was not involved in any legal actions that could have a material effect on the Company’s financial position, results of operations or liquidity.

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
Purchase Commitments
The Company’s contracts with vendors in the conduct of the normal course of its business are generally terminable with advanced written notice and payment for any products or services received by the Company through the effective time of termination. However, the Company has entered into contracts to purchase services under which non-cancellable future minimum payments as of December 31, 2025, were as follows (in thousands):

Year ended December 31,	Amount
2026	$3,933
2027	3,033
2028	269
2029	130
Total	$7,365
11. Warrant Liabilities
Common Stock Warrant Liabilities
As of December 31, 2025, the Company had the following liability classified warrants to purchase shares of its common stock outstanding (in thousands, except exercise price per share):

	Shares Underlying Warrants	Exercise Price Per Share	Expiration Date
PIPE Warrants	17,769	$12.00	9/24/2031
NRA Warrants	7,607	$12.00	9/24/2031
Total outstanding	25,376
PIPE Warrants
At the Closing, and in connection with a financing transaction (see Note 12), the Company issued PIPE Warrants to purchase shares of its common stock that were immediately exercisable upon issuance. The PIPE Warrants are subject to standard anti-dilution provisions, a reset of the exercise price six and nine months after the Closing Date based on the trailing 45-day VWAP of the Company's stock as well as down-round provisions that provide for adjustments upon the expiration or termination of certain Company securities. As a result of the down-round provisions, which may result in adjustments triggered by events that are not an input into the fair value model, the PIPE Warrants did not meet the requirements for equity classification and were therefore classified as liabilities, subject to remeasurement each reporting period (see Note 5).
Non-Redemption Agreement Warrants
The NRA Warrants have substantially the same terms as the PIPE Warrants, including the standard anti-dilution provisions, a reset of the exercise price as well as down-round provisions that provide for adjustments upon the expiration or termination of certain Company securities as described above. Similarly, the NRA Warrants did not meet the requirements for equity classification and were therefore classified as liabilities, subject to remeasurement each reporting period (see Note 5).
Legacy Kodiak Warrant Liabilities - Redeemable Convertible Preferred Stock Warrants
At the Closing, certain Legacy Kodiak warrants to purchase shares of redeemable convertible preferred stock that had previously been issued were net settled, resulting in the issuance of 614,799 shares of Kodiak common stock. In addition, certain Legacy Kodiak warrants to purchase shares of redeemable convertible preferred stock were assumed by the Company and became 558,559 shares to purchase its common stock, or the Assumed Kodiak Warrants (see Note 13).

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
Upon the Closing, the Kodiak Assumed Warrants were remeasured and reclassified to equity as the criteria for equity classification were met.
12. Redeemable Convertible Preferred Stock
Series A Cumulative Redeemable Convertible Preferred Stock
At the Closing, the Company issued an aggregate of 142,155 shares of the Series A Preferred Stock and 17,769,375 freestanding PIPE Warrants for total gross proceeds of $145.0 million (see Note 3). The Company determined the fair value of the Series A Preferred Stock and the PIPE Warrants (see Note 5) at issuance using a Monte Carlo simulation model. The valuation of the Series A Preferred Stock incorporated key assumptions, including a dividend rate of 9.99% (payable in kind), a five-year redemption period, a discount rate of 25%, and a volatility assumption of 55%.
The valuations indicated an aggregate fair value of $315.6 million, consisting of $229.2 million for the Series A Preferred Stock and $86.4 million for the PIPE Warrants. As the aggregate fair value exceeded the $145.0 million of proceeds received, the Company recognized a total loss of $170.6 million recorded under loss on issuance of equity instruments in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.
As it is probable that the Series A Preferred Stock will become redeemable based on the passage of time as the holders may redeem at any time after the 5-year anniversary of the Closing Date, the Series A Preferred Stock was recorded in mezzanine equity in the consolidated balance sheet as of December 31, 2025. The Company elected to record changes in the redemption value as they occur and adjust the carrying amount equal to the redemption amount. As the carrying value of the Series A Preferred Stock of $223.2 million was greater than its redemption value (and liquidation preference) of $175.2 million as of December 31, 2025, no change in redemption value was required to be recorded for the year ended December 31, 2025.
The significant rights and preferences of the Series A Preferred Stock are as follows:
Dividends
The Series A Preferred Stock accrues dividends daily at an annual rate of 9.99% when dividends are paid in additional shares of preferred stock, or 7.99% when paid in cash. Dividends compound on a semi-annual basis, payable on June 1 and December 1 each year, and accumulate whether or not declared. Dividends accrued as of December 1, 2025 were paid in kind, which resulted in the accrued value of the Series A Preferred Stock increasing from a stated value $1,200.0 to $1,222.7 per share. As of December 31, 2025, dividends had accrued from December 2, 2025 through period-end but had not yet been paid or compounded.
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

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
Conversion
Each share of Series A Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder. The number of shares issuable upon conversion is determined by dividing the carrying amount of the preferred share, including any accrued but unpaid dividends, by the applicable conversion price. The initial conversion price is $12.00 per share, subject to adjustment for stock dividends, stock splits, combinations, and similar events, as well as customary anti-dilution provisions. If the trailing 45-day volume-weighted average price of the Company’s common stock is below the then-effective conversion price on May 29, 2026, the conversion price will be adjusted to the greater of such average price or $8.00. A second adjustment may occur on August 28, 2026, reducing the conversion price to the greater of the trailing 45-day volume-weighted average price or $6.00.
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
Redeemable Convertible Preferred Stock
Immediately prior to the Merger, all shares of issued and outstanding Legacy Kodiak redeemable convertible preferred stock were converted into shares of Legacy Kodiak common stock at a one-for-one conversion rate. At the Closing, these shares of Legacy Kodiak common stock were converted into 62,240,390 shares of Kodiak common stock. As of December 31, 2025, no shares of Legacy Kodiak redeemable convertible preferred stock were issued and outstanding.
As of December 31, 2024, Legacy Kodiak’s redeemable convertible preferred stock consisted of the following (in thousands):

	Shares Issued and Outstanding	Carrying Value	Liquidation Preference
Series Seed	4,468	$3,000	$3,000
Series A	16,851	37,537	37,710
Series B-1	13,618	37,716	32,760
Series B-2	27,303	92,395	96,619
Total redeemable convertible preferred stock	62,240	$170,648	$170,089

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
13. Stockholders’ Deficit
Common Stock
In September 2025, the Company authorized 2,000,000,000 shares, consisting of 1,980,000,000 shares of Kodiak common stock, par value $0.0001 per share, and 20,000,000 shares of Kodiak preferred stock, par value $0.0001 per share. Each share of Kodiak common stock is entitled to one vote.
Common stock reserved for future issuance as of December 31, 2025 was as follows (in thousands).

December 31, 2025
Earn Out Securities	74,998
Common stock warrants[1]	65,226
Outstanding stock options	55,438
Shares available for issuance under equity incentive plan	25,709
Cumulative redeemable convertible preferred stock[2]	14,597
Shares available for issuance under the ESPP	5,639
Total	241,607
____________________
[1] Common stock warrants include both equity-classified and liability-classified warrants (see Note 11).
[2] Includes shares issuable for accrued interest paid-in-kind (see Note 12).
Equity-Classified Common Stock Warrants
As of December 31, 2025, the Company had the following equity-classified common stock warrants outstanding (in thousands, except exercise price per share):

	Shares Underlying Warrants	Exercise Price Per Share	Expiration Date
Public Warrants	24,991	$9.28	9/24/2030
Private Placement Warrants	14,300	$9.28	9/24/2030
Assumed Kodiak Warrants	559	$2.24	12/31/2028, 6/30/2031
Total outstanding	39,850
Public and Private Placement Warrants
Public warrants became exercisable on October 24, 2025. The Company may redeem the Public Warrants if the last reported sales price of Kodiak common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company provides notice of redemption to the warrant holders. Redemption may be redeemed only in full, not in part, and requires a minimum of 30 days’ prior written notice. Once exercisable, the Public Warrants may be redeemed by the Company at a redemption price of $0.01 per warrant.
On October 21, 2025, the Company notified the holders of its Public Warrants and Private Placement Warrants of the following adjustments as a result of down-round provisions being triggered in connection with the Merger and the Company’s reported sales price of its common stock pursuant to the terms of the agreement (i) an adjustment to the exercise price from the original exercise price of $11.50 per share to $9.28 per share of common stock, and (ii) an adjustment of the $18.00 per share redemption trigger to $14.53 per share of common stock. The volume-weighted average trading price of the common stock during the 20-trading day period starting on the trading day prior to the day on which

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
the Company consummated the Merger (such price, the “Market Value”) was determined to be $8.07 per share. Accordingly, the revised exercise and redemption prices reflect 115% and 180% of the Market Value, respectively.
The Private Placement Warrants are substantially identical to the Public Warrants, except that they are not transferable, assignable, or salable until 30 days following the Closing, subject to certain limited exceptions. In addition, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable.
The Company may require a cashless exercise of the Public Warrants upon redemption. The exercise price and number of shares of common stock are subject to adjustment for certain corporate events, such as share dividends, recapitalizations, and mergers. The warrants are not adjusted for common stock issued below the exercise price, and the Company is not obligated to net cash settle them. The warrants are equity-classified because they are indexed to the Company’s common stock and the number of shares of common stock issuable upon exercise is not based on a fixed monetary amount.
Assumed Kodiak Warrants
In connection with the Merger, each outstanding and unexercised Legacy Kodiak warrant was converted into an Assumed Kodiak Warrant. Upon the Closing Date, the Assumed Kodiak Warrants were remeasured to fair value and reclassified from liability to equity (see Note 5). The warrants met the conditions for equity classification because they are indexed to the Company's common stock and provide for the issuance of a fixed number of shares upon exercise. The warrants do not contain any mandatory redemption features requiring settlement in cash or other assets.
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
14. Stock-based Compensation
Legacy Kodiak 2018 Equity Incentive Plan
Prior to the Merger, the Company granted stock-based awards under its 2018 equity incentive plan (the “2018 Plan”), including restricted stock and incentive or nonqualified stock options to employees, directors, and service providers. As of the Closing, the 2018 Plan was replaced by the Kodiak 2025 Equity Incentive Plan (the “2025 EIP”), and no further awards may be granted under the 2018 Plan.
The 2018 Plan continues to govern the terms of all outstanding awards granted thereunder. Outstanding options generally have a contractual term of 10 years (five years for 10% stockholders) and a four-year vesting schedule, typically consisting of a one-year cliff followed by monthly vesting thereafter.
2025 Equity Incentive Plan
On September 23, 2025, the Company's stockholders approved and adopted the 2025 EIP. The 2025 EIP authorizes the issuance of up to 28,195,000 shares of Kodiak common stock, plus up to 56,100,142 additional shares of Kodiak common stock that may become available from awards granted under the 2018 Plan that are forfeited, cancelled, expired, withheld to cover taxes or exercise prices, or otherwise terminated. The 2025 Plan replaced the 2018 Plan, which expired as to future grants as of the Closing.
RSUs granted under the 2025 EIP generally have an approximately four-year vesting schedule, typically consisting of a one-year cliff for new hire grants and a six-month cliff for subsequent awards to existing employees, followed by quarterly vesting thereafter. As of December 31, 2025, 25,709,273 shares of the Company's common stock were available for future grant under the 2025 EIP.

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
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
2025 Employee Stock Purchase Plan
On September 23, 2025, the Company's stockholders approved and adopted the Kodiak 2025 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes the issuance of shares of Kodiak common stock pursuant to purchase rights granted to eligible employees. Under the ESPP, 5,639,000 shares of Kodiak common stock are reserved for future issuance. The purchase price for each share during an offering period will be the lesser of 85% of the fair market value of the share on the purchase date or 85% of the fair market value of the share on the offering date. The offering dates and purchase dates for the ESPP are determined at the discretion of the Company’s board of directors. As of December 31, 2025, the Company had not commenced its ESPP.
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
Stock Option Activity
Stock option activity under the Company’s equity incentive plan was as follows:

	Options Outstanding
	Number of Options (in thousands)	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	49,157	$0.60
Granted	11,305	7.10
Exercised	(2,558)	0.56
Forfeited	(1,958)	1.32
Expired	(508)	0.61
Outstanding as of December 31, 2025	55,438	$1.90	7.0	$500,376
Exercisable as of December 31, 2025	34,480	$0.74	6.0	$351,119
The aggregate intrinsic value in the above table is calculated as the difference between the exercise price of the underlying stock options and the Company’s fair value of its common stock as of the balance sheet date.
The weighted-average grant-date fair value per share of stock options granted during the years ended December 31, 2025, 2024, and 2023 was $6.11 ,$0.64 and $0.41 per share, respectively. The total grant-date fair value of stock options that vested during the years ended December 31, 2025, 2024, and 2023 was $10.7 million, $3.3 million and $1.9 million, respectively. As of December 31, 2025, total unrecognized compensation expense related to unvested options was $63.1 million, which the Company expects to recognize over an estimated weighted-average period of 2.9 years.

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
Fair Value of Stock Options
The fair value of stock options granted was estimated at the grant-date using the Black-Scholes option-pricing model using the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	84.2% - 91.1%	87.0% - 91.9%	59.4%
Expected term (in years)	3.9 - 6.1	5.1 - 6.1	6.0
Risk-free interest rate	3.8% - 4.5%	3.6% - 4.3%	4.2%
Expected dividend yield	—	—	—
Stock Option Modification
On November 16, 2025, the Company agreed to accelerate certain unvested stock option awards and extend the post-termination exercise period for one such award in connection with the departure of a company officer. The modification resulted in total incremental expense of $3.2 million, of which $3.0 million was recognized as stock-based compensation for the year ended December 31, 2025.
Restricted Stock Units
RSUs activity under the Company's equity incentive plan was as follows:

	Unvested RSUs Outstanding
	Number of RSUs (in thousands)	Weighted–Average Grant-Date Fair Value
Outstanding as of December 31, 2024	—	$—
Granted	2,624	5.91
Vested	—	—
Forfeited	(2)	5.91
Outstanding as of December 31, 2025	2,622	$5.91
As of December 31, 2025, total unrecognized compensation expense related to unvested RSUs was $14.9 million, which the Company expects to recognize over an estimated weighted-average period of 4.1 years.
Stock-based Compensation
Total stock-based compensation recorded in the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$7,405	$3,482	$3,270
General and administrative	10,104	1,405	1,658
Truck and freight operations	477	209	182
Sales and marketing	1,096	454	289
Total stock-based compensation	$19,082	$5,550	$5,399
Stock-based compensation included in capitalized equipment and construction in progress costs was approximately $0.4 million as of December 31, 2025, and was not material as of December 31, 2024 and 2023.

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
15. Revenues
The Company’s revenues are primarily derived from (i) providing DaaS to customers, (ii) delivering freight via Kodiak-owned autonomous trucks powered by the Kodiak Driver, and (iii) providing ground autonomy solutions to the U.S. military. The Company recognizes revenue when customers obtain control of promised services in an amount that reflects the consideration the Company expects to receive for those services.
Disaggregation of Revenues
The Company’s revenues were generated from customers located in the U.S. For the year ended December 31, 2025, revenues were composed of 46% from DaaS and 26% from Ground Autonomy Solutions. For the years ended December 31, 2024 and 2023, Ground Autonomy Solutions represented 89% of revenues. The remaining revenues for all periods presented were related to freight delivery.
The Company’s contracts with a duration of one year or more consisted entirely of a DaaS contract as of December 31, 2025. The aggregate amount of the transaction price allocated to unsatisfied performance obligations was $21.8 million as of December 31, 2025, which is expected to be recognized ratably for each DaaS contract and through December 2029.
Contract Balances
As of December 31, 2025 and 2024, the Company did not have any material amounts related to unbilled receivables or contract assets. The Company's contract liabilities were $0.7 million as of December 31, 2025 and were not material as of December 31, 2024. Contract liabilities were included in accrued expenses and other current liabilities and other liabilities on the consolidated balance sheets.
16. Income Taxes
Income Taxes and Rate Reconciliation
The Company is subject to U.S. federal and state corporate income taxes. For the years ended December 31, 2025, 2024, and 2023, net loss before income taxes was generated in the U.S.
Income taxes consisted of the following for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	3	1	9
Total	3	1	9
Deferred:
Federal	—	—	—
State	—	—	—
Total	—	—	—
Income taxes	$3	$1	$9

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
The U.S. federal statutory rate is reconciled to the Company's effective income tax rate for the year ended December 31, 2025 after the adoption of ASU 2023-09 as follows (in thousands):

	Year Ended December 31, 2025
	Amount	Percent
Federal statutory rate, benefit	$(122,960)	21.0%
State income taxes, net of benefit	(14,600)	2.5%
R&D credits	(5,119)	0.9%
Nontaxable or nondeductible items
Stock-based compensation	110,014	(18.8)%
Change in unrecognized tax benefits	1,035	(0.2)%
Other	1,626	(0.3)%
Change in valuation allowance	30,007	(5.1)%
Effective tax rate	$3	—%

The following table presents the Company’s effective income tax rate reconciliation for the years ended December 31, 2024 and 2023, in accordance with the guidance prior to the adoption of ASU 2023-09 (in thousands):

	Year Ended December 31,
	2024	2023
Federal statutory rate, benefit	$(14,586)	$(11,958)
State income taxes, net of benefit	(5,318)	(4,881)
Nondeductible expenses	35	153
Stock-based compensation	2,566	1,618
Change in valuation allowance	20,366	18,099
R&D credits	(3,084)	(3,022)
Other	22	—
Income taxes	$1	$9
The expense for income taxes in the table above related to continuing operations differs from the amounts computed by applying the statutory income tax rate of 21% due to a pretax loss in each period.

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
Deferred Income Taxes
The components of net deferred tax assets were as follows for the periods presented (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$76,818	$47,448
Accrued expenses and other current liabilities	1,426	1,666
Charitable contributions	19	22
Depreciation and amortization	886	930
Stock-based compensation	1,785	233
Operating lease liabilities	1,292	2,136
Capitalized research and development expense	8,687	12,920
Section 195 capitalization	262	369
Research and development credits	15,804	12,076
Total deferred tax assets	106,979	77,800
Less: valuation allowance	(105,744)	(75,737)
Total deferred tax assets, net of valuation allowance	1,235	2,063
Deferred tax liabilities:
Operating lease right-of-use assets	(1,236)	(2,064)
Other	1	1
Total deferred tax liabilities	(1,235)	(2,063)
Net deferred tax assets	$—	$—
The Company determines its valuation allowance on deferred tax assets by considering whether it is more likely than not that deferred tax assets will be realized. Due to the Company’s history of operating losses, the Company’s deferred tax assets are not likely to be realized and, accordingly, the Company has provided a full valuation allowance on its deferred tax assets. The valuation allowance increased by $30.0 million and $20.4 million for the years ended December 31, 2025 and 2024, respectively, primarily due to the increase in the Company’s U.S. and state net operating losses (“NOL”) carryforwards and tax credit carryforwards.
Available Carryforwards
As of December 31, 2025, NOLs and tax credit carryforwards were as follows (in millions):

	Amount	Expiration Years
NOLs, federal	$288.7	Indefinite
NOLs, state	180.9	2039
Research and development tax credits, federal	11.8	2039
Research and development tax credits, state	8.2	Indefinite
The federal and state NOL carryforwards may be subject to significant limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar provisions under state law. These provisions limit the amount of NOL carryforwards that may be utilized in any given year in the event of certain circumstances, including significant changes in ownership.
Uncertain Tax Positions
A reconciliation of the beginning and ending balance of total gross unrecognized tax benefits was as follows for the periods presented (in thousands):

Kodiak AI, Inc.
Notes to Consolidated Financial Statements

	December 31,
	2025	2024
Beginning balance of unrecognized tax benefits	$3,269	$2,441
Gross increases based on tax positions related to current year	1,035	795
Gross increases (decrease) based on tax positions related to prior years	(103)	33
Ending balance of unrecognized tax benefits	$4,201	$3,269
For the years ended December 31, 2025 and 2024, no material interest and penalties related to unrecognized tax benefits were recognized. The Company is subject to taxation in the United States and various state jurisdictions. All tax years are open for examination. The Company currently has no federal or state tax examinations in progress.
17. Net Loss Per Common Share
The following table summarizes the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator
Net loss	$(585,525)	$(69,459)	$(56,945)
Denominator
Weighted-average common shares outstanding, basic and diluted	91,225	58,410	57,932
Net loss per common share, basic and diluted	$(6.42)	$(1.19)	$(0.98)
The following potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive (in thousands):

	Year Ended December 31,
	2025	2024	2023
Common stock warrants	65,226	310	476
Common stock options	55,438	49,157	42,630
Redeemable convertible preferred stock	14,597	62,240	62,240
Redeemable convertible preferred stock warrants	—	1,305	1,305
Total	135,261	113,012	106,651
The 74,998,317 shares and 6,250,000 shares of common stock equivalent subject to the remaining Earn Out Securities and Sponsor Earn Out Securities, respectively, are excluded from the anti-dilutive table above as of December 31, 2025 as the underlying shares remain contingently issuable as the triggering events have not been satisfied (see Note 3).
Excluded from common stock warrants in the anti-dilutive table above as of December 31, 2024 and 2023 were those warrants with a nominal exercise price, which were included in the computation of basic and diluted net loss per share on the date all necessary conditions were satisfied for issuance, which was from the date any service based vesting conditions were met.
18. Segment
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

Kodiak AI, Inc.
Notes to Consolidated Financial Statements
financial performance. Net loss is the key measure of segment profit and loss that the CODM uses to allocate resources and assess performance. The CODM uses net loss to evaluate the Company’s expenditures and monitor budget-to-actual results. The CODM considers budget-to-actual variances and available cash when making decisions about the allocation of resources across the organization.
Significant expenses within net loss include research and development, general and administrative, truck and freight operations and sales and marketing, which are separately presented on the Company’s consolidated statements of operations and comprehensive loss. The Company’s long-lived assets are located in the United States.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, regardless of how well they were designed and are operating, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the 2013 framework established in the “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the provisions of the Jumpstart Our Business Startups Act, which exempts emerging growth companies from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) or 15d-15(f) of the Exchange Act during the period covered by this Annual Report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.
Item 9B. Other Information.
Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board Composition
Kodiak’s business and affairs are organized under the direction of our Board. Our Board consists of seven members, with James Reed serving as Chair. The primary responsibilities of our Board are to provide oversight, strategic guidance, counseling and direction to Kodiak’s management. Our Board meets on a regular basis and additionally as required.
In accordance with the terms of our Bylaws, each director, including a director elected to fill a vacancy, shall hold office until the expiration of the term for which elected and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal.
For so long as our Board is classified and subject to the rights of the holders of our preferred stock, any director may be removed from office only for cause and only by the affirmative vote of the holders of a majority of the total voting power of all then-outstanding shares of Kodiak entitled to vote in the election of directors, voting as a single class.
The names, ages, and certain other information regarding our directors as of January 31, 2026 are set forth below:

Name	Age	Position	Director Since	Term Until
Don Burnette	40	Chief Executive Officer and Class I Director	April 2018	2026
Mohamed Elshenawy(2)(3)	51	Class II Director	July 2025	2027
Kenneth Goldman(1)(3)	76	Class III Director	May 2025	2028
James Reed	53	Class II Director	May 2023	2027
Allyson Satin(2)	40	Class III Director	September 2025	2028
Kristin Sverchek(1)(3)	43	Class I Director	May 2025	2026
Scott Tobin(1)(2)	55	Class II Director	September 2021	2027
_____________________________
(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating and Corporate Governance Committee
Don Burnette serves as Kodiak’s Chief Executive Officer and a Class I Director. Mr. Burnette served as Legacy Kodiak’s Chief Executive Officer from when he founded the company in April 2018 through the consummation of the Business Combination. Mr. Burnette is one of the autonomous vehicle industry’s pioneers, with more than a decade of experience working on self-driving software development. Prior to founding Legacy Kodiak, Mr. Burnette served as a Software Technical Lead at Uber Technologies, Inc. from November 2016 to March 2018. Mr. Burnette was the co-founder of Ottomotto LLC, the first self-driving truck startup that was acquired by Uber in August 2016. Prior to that, Mr. Burnette worked at as a software technical lead for Google’s Self-Driving Car Project, Waymo LLC’s predecessor, from May 2010 to February 2016. Mr. Burnette received Bachelor of Science degrees in Physics, Mathematics and Electrical Engineering, and a Master of Science degree in Physics from the University of Florida and a Master of Science degree in Robotics from Carnegie Mellon University.
We believe that Mr. Burnette is qualified to serve on our Board due to his experience as our founder and Chief Executive Officer and his significant experience in the self-driving industry.
Mohamed Elshenawy serves as a Class II Director of Kodiak. Mr. Elshenawy served as a director of Legacy Kodiak from July 2025 through the consummation of the Business Combination. Mr. Elshenawy has served as the Chief Technology Officer of Hims & Hers Health, Inc., a telehealth company, since May 2025. Prior to that, Mr. Elshenawy served as President and Chief Technology Officer of Cruise LLC, a self-driving car company, from November 2023 to April 2025, as Executive Vice President from February 2022 to December 2023, and as Senior Vice President of

Engineering from December 2019 to February 2022. Prior to that, Mr. Elshenawy held leadership roles at Amazon.com, Inc., a multinational technology company. Mr. Elshenawy earned dual Bachelor of Science degree in Computer Engineering and Electrical Engineering from Ain Shams University and an M.B.A. from Texas A&M University-Commerce. Mr. Elshenawy holds more than 10 patents across AI, robotics, and autonomous vehicles.
We believe Mr. Elshenawy is qualified to serve on our Board due to his extensive technical and leadership experience in the self-driving industry.
Kenneth Goldman serves as a Class III Director of Kodiak. Mr. Goldman served as a director of Legacy Kodiak from May 2025 through the consummation of the Business Combination. Mr. Goldman served as the President of Hillspire LLC, a family office management company from September 2017 through April 2022. From October 2012 to June 2017, Mr. Goldman served as the Chief Financial Officer of Yahoo! Inc., a provider of internet content and services. Prior to this, Mr. Goldman was the Senior Vice President and Chief Financial Officer of Fortinet Inc. (NASDAQ: FTNT), a provider of threat management technologies, from September 2007 to October 2012. From January 2015 to December 2017, Mr. Goldman served as a member of the PCAOB, Standing Advisory Group. Mr. Goldman has been serving as a member of the PCAOB, Investor Advisory Group since he joined in February 2024. From December 1999 to December 2003, Mr. Goldman served on the Financial Accounting Standards Board’s primary advisory group. Mr. Goldman currently serves on the boards of directors of Fortinet Inc., RingCentral, Inc., a provider of cloud-based communication and collaboration products and services, C3.ai, Inc., an enterprise artificial intelligence software company, and Wealthfront Corporation, a fintech company. Mr. Goldman previously served on the board of directors of Zuora, Inc., an enterprise software company, NXP Semiconductors N.V., a semiconductor company, and TriNET Group, Inc., a human resources management company. Mr. Goldman also served on the board of directors of the Value Reporting Foundation ("VRF”), which is responsible for the financing, oversight, administration and appointment of the VRF Standard Board, from July 2018 to July 2021. Mr. Goldman holds a B.S. in Electrical Engineering from Cornell University and an M.B.A. from Harvard Business School.
We believe Mr. Goldman is qualified to serve on our Board based on his expertise in finance, including accounting and financial reporting, and his career experience managing human resources and legal functions. Mr. Goldman also has over ten years of outside board experience at the aforementioned companies and numerous other public and private companies.
James Reed serves as a Class II Director of Kodiak. Mr. Reed served as a director of Legacy Kodiak from May 2023 through the consummation of the Business Combination. Mr. Reed has served as the Operating Partner and Senior Advisor for Banner Capital Management, LLC, a private equity firm, since May 2025. Prior to that, Mr. Reed served as the Vice President of Transportation of Walmart Inc. from February 2024 to May 2025. Prior to joining Walmart, Mr. Reed served as the Chief Operating Officer at Legacy Kodiak from November 2022 to February 2024 and as President & Chief Executive Officer at USA Truck, Inc., a provider of transportation and logistics services which was acquired by DB Schenker in September 2022, from January 2017 to October 2022. From October 2022 to April 2024, Mr. Reed served on the board of directors of Moatable, Inc., an incubator of vertical industry SaaS businesses formerly known as Renren Inc. Mr. Reed currently serves on board of directors of Loram Maintenance of Way, Inc., a railroad maintenance company. Mr. Reed earned Bachelors of Arts degree in History and a Master of Business Administration, each from Brigham Young University.
We believe Mr. Reed is qualified to serve on our Board due to his experience and expertise in the transportation, technology and finance industries.
Allyson Satin serves as a Class III Director of Kodiak. Ms. Satin served as the Chief Operating Officer of AACT from its formation through the consummation of the Business Combination. Ms. Satin is a Partner in the Ares Corporate Strategy Group of Ares Management Corporation, where she focuses on the firm’s SPAC business. From 2009 to 2020, Ms. Satin was an investment professional in the Ares Private Equity Group, where she participated in various leveraged buyouts, growth equity and distressed debt transactions. Prior to joining Ares in 2009, Ms. Satin was an investment banking Analyst in the Global Financial Sponsors Group at Barclays Capital (formerly Lehman Brothers). Ms. Satin holds a B.S. from the University of California, Berkeley Haas School of Business in Business Administration.
We believe Ms. Satin is qualified to serve on our Board due to her knowledge of and extensive experience with leveraged finance, acquisitions and private equity investments, in addition to her service as a director of other companies.
Kristin Sverchek serves as a Class I Director of Kodiak. Ms. Sverchek served as a director of Legacy Kodiak from May 2025 through the consummation of the Business Combination. Ms. Sverchek was an Advisor at Lyft, Inc. from August 2024 to November 2024, and President of Lyft from July 2023 to August 2024. Prior to that, Ms. Sverchek served as President of Business Affairs at Lyft from November 2021 to July 2023. Prior to that, Ms. Sverchek served as General Counsel at Lyft from November 2012 to October 2021 and Secretary from October 2015 to October 2021. Ms. Sverchek has also served as Partner at Silicon Legal Strategy, P.C., a premier boutique law firm, from May 2011 to November 2012. Ms. Sverchek earned a Bachelor of Arts degree in Molecular & Cell Biology from University of California, Berkeley and a Juris Doctorate from the University of California, College of the Law, San Francisco.

We believe Ms. Sverchek is qualified to serve on our Board due to her extensive experience leading and advising high growth technology companies.
Scott Tobin serves as a Class II Director of Kodiak. Mr. Tobin served as a director of Legacy Kodiak from September 2021 through the consummation of the Business Combination. Mr. Tobin is a Senior Partner at Battery Ventures, a venture capital and private equity firm that he joined in 1997. Mr. Tobin serves on the boards of directors of several private companies as well as Champions Oncology, Inc. Mr. Tobin graduated with honors from Brandeis University with a Bachelor of Arts degree.
We believe Mr. Tobin is qualified to serve on our Board due to his extensive corporate finance and venture capital and investment experience.
Executive Officers
The names, ages, and positions of our executive officers as of January 31, 2026 are set forth below:

Name	Age	Position
Don Burnette	40	Chief Executive Officer and Class I Director
Surajit Datta	51	Chief Financial Officer
Jordan Coleman	43	Chief Legal and Policy Officer
Zsuzsanna Major	53	Chief People Officer
Andreas Wendel	41	Chief Technology Officer
Michael Wiesinger	39	Chief Operating Officer
Don Burnette serves as Kodiak’s Chief Executive Officer and is a Class I Director. For a biography of Mr. Burnette, please see the above section titled “Board Composition.”
Surajit Datta serves as Kodiak’s Chief Financial Officer. Mr. Datta served as Legacy Kodiak’s Chief Financial Officer from August 2025 through the consummation of the Business Combination. Prior to joining Legacy Kodiak, Mr. Datta served as Vice President of Finance at SentinelOne, Inc., a cybersecurity company, from April 2022 to June 2025. Prior to that, from July 2017 to April 2022, Mr. Datta served at Arm Inc., a semiconductor IP company, as Vice President of Finance and Vice President of Corporate Development. Mr. Datta received a B. Tech in Chemical Engineering from the Indian Institute of Technology, Kharagpur, a PGDM in Finance and Marketing from the Indian Institute of Management, Calcutta, and an MBA in Finance and Accounting from the University of Chicago, Booth School of Business.
Jordan Coleman serves as Kodiak’s Chief Legal and Policy Officer. Mr. Coleman served as Legacy Kodiak’s Chief Legal and Policy Officer from March 2023 through the consummation of the Business Combination, prior to which he served as Legacy Kodiak’s General Counsel since December 2018. Before joining Legacy Kodiak, Mr. Coleman practiced corporate and securities law at Wilson Sonsini Goodrich & Rosati and DLA Piper. Mr. Coleman received a Bachelor of Science degree in International Business from Georgetown University and a Juris Doctor from the University of California, College of the Law, San Francisco.
Zsuzsanna Major serves as Kodiak’s Chief People Officer. Ms. Major served as Legacy Kodiak’s Chief People Officer from May 2025 through the consummation of the Business Combination, and previously served as Vice President of People from October 2018 to May 2025. Prior to joining Legacy Kodiak, Ms. Major served as Vice President of People Operations at Kitty Hawk, an autonomous aircraft manufacturer (previously Zee.Aero), from March 2010 to March 2018. Prior to that, Ms. Major was Senior HR & Business Operations Manager at OQO Inc., a computer hardware manufacturing company, from May 2006 to June 2009. Ms. Major received a Bachelor of Commerce degree in International Business from Concordia University in Montreal.
Andreas Wendel serves as Kodiak’s Chief Technology Officer. Mr. Wendel served as Legacy Kodiak’s Chief Technology Officer from February 2022 through the consummation of the Business Combination. From May 2018 to February 2022, Mr. Wendel served in various roles, including as Vice President of Engineering, after joining Legacy Kodiak as a founding engineer. Prior to joining Legacy Kodiak, Mr. Wendel led Software Engineering teams for Waymo LLC, an autonomous driving technology company, from January 2017 to May 2018 as its Perception Tech Lead, and from August 2013 to December 2016 for Waymo LLC’s predecessor Google’s Self-Driving Car Project as Software Engineer. Mr. Wendel was a researcher and lecturer at the Institute of Computer Graphics and Vision at Graz University of Technology, where he founded the Aerial Vision Group, a workgroup which researches computer vision for autonomous drones, from October 2009 to August 2013. Mr. Wendel received a Bachelor of Science degree in Information and Computer Engineering (Telematik), a Master of Science degree in Information and Computer Engineering (Telematik), and a Ph.D. in Computer Science from Graz University of Technology.
Michael Wiesinger serves as Kodiak’s Chief Operating Officer. Mr. Wiesinger served as Legacy Kodiak’s Chief Operating Officer from April 2025 through the consummation of the Business Combination. From October 2019 until April 2025 he served in various roles for Legacy Kodiak, including as Vice President of Commercialization. Prior to joining Legacy Kodiak, Mr. Wiesinger served in various positions at Boston Consulting Group between February 2014 and September 2019, most recently as Project Leader. Mr. Wiesinger graduated from Vienna University of Economics and Business with a Master of Science in Management and from Vienna University of Technology with a Bachelor of Science in Industrial Engineering and a Master of Science in Industrial Engineering.
Family Relationships
Gerhard Eschelbeck, our Chief Security Officer, is the father-in-law of Michael Wiesinger, our Chief Operating Officer. There are no other familial relationships among any of our directors and executive officers.
Role of the Board in Risk Oversight/Risk Committee
One of the key functions of our Board is informed oversight of our risk management process. Our Board does not have a standing risk management committee, but administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken.
Our Audit Committee also monitors compliance with legal and regulatory requirements. Our Compensation Committee also assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.
Board Committees
Our Board has three standing committees: an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”), and a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”). Copies of the charters for each committee are available on our investor relations website.
Audit Committee
Our Audit Committee consists of Kenneth Goldman, Kristin Sverchek and Scott Tobin. Our Board has determined that each of the members of the Audit Committee satisfies the independence requirements of Nasdaq and Rule 10A-3 under the Exchange Act and is able to read and understand fundamental financial statements in accordance with Nasdaq’s requirements and Audit Committee requirements. In arriving at this determination, our Board examined each of the Audit Committee members’ scope of experience and the nature of their prior and/or current employment.
Kenneth Goldman serves as the chair of our Audit Committee. Our Board has determined that Kenneth Goldman qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of Nasdaq rules. In making this determination, our Board considered his formal education and previous experience in financial roles. Kodiak’s independent registered public accounting firm and management will periodically meet privately with the Audit Committee.
The functions of this committee include, among other things:
•evaluating the performance, independence and qualifications of Kodiak’s independent auditors and determining whether to retain Kodiak’s existing independent auditors or engage new independent auditors;
•providing oversight of the internal audit function, ensuring its independence, objectivity, and effectiveness in promoting a strong internal controls environment;
•reviewing Kodiak’s financial reporting processes and disclosure controls;
•reviewing and approving the engagement of Kodiak’s independent auditors to perform audit services and any permissible non-audit services;
•reviewing Kodiak’s cash management, investing activities and tax planning and compliance and approving related policies;
•reviewing the adequacy and effectiveness of Kodiak’s internal controls policies and procedures, including the responsibilities, budget, staffing and effectiveness of Kodiak’s internal audit function, if applicable;
•reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by Kodiak;
•obtaining and reviewing at least annually a report by Kodiak’s independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;

•monitoring the rotation of partners of Kodiak’s independent auditors on Kodiak’s engagement team as required by law;
•prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of Kodiak’s independent auditor;
•reviewing Kodiak’s annual and quarterly financial statements and reports, including the disclosures contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with Kodiak’s independent auditors and management;
•reviewing with Kodiak’s independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy, and effectiveness of Kodiak’s financial controls and critical accounting policies;
•reviewing with management any earnings announcements and other public announcements regarding material developments;
•establishing procedures for the receipt, retention and treatment of complaints received by Kodiak regarding financial controls, accounting, auditing or other matters;
•preparing the report that the SEC requires in Kodiak’s annual proxy statement;
•reviewing and providing oversight of any related person transactions in accordance with Kodiak’s related person transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including Kodiak’s Code of Conduct (as defined below);
•consider questions of actual or possible conflicts of interests of Kodiak’s Board members and of its corporate officers and approve or prohibit applicable transactions or matters;
•reviewing Kodiak’s major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and
•reviewing and evaluating on an annual basis the performance of the Audit Committee and the Audit Committee charter.
The composition and function of the Audit Committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and regulations.
Compensation Committee
Our Compensation Committee consists of Mohamed Elshenawy, Allyson Satin and Scott Tobin. Scott Tobin serves as the chair of the Compensation Committee. Our Board has determined that each of the members of the Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfies the independence requirements of Nasdaq. The functions of the committee include, among other things:
•reviewing and approving the corporate objectives that pertain to the determination of executive compensation;
•reviewing and approving or recommending for our Board approval the compensation and other terms of employment and any other material arrangements for Kodiak’s executive officers;
•making recommendations to our Board regarding the administration, including adoption or amendment, of employee benefit and equity incentive plans and approving amendments to such plans to the extent authorized by our Board;
•reviewing and making recommendations to our Board regarding the type and amount of compensation to be paid for service on our Board and its committees;
•reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;
•reviewing and approving or recommending to the Board for approval, the administration, including the adoption or amendment, of any clawback policy;
•reviewing with management Kodiak’s disclosures under the caption “Compensation Discussion and Analysis” in Kodiak’s periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;
•preparing an annual report on executive compensation that the SEC requires in Kodiak’s annual proxy statement;

•advising the Board on management proposals to stockholders on executive compensation matters, including advisory votes on executive compensation and the frequency of such votes, and proposals received from stockholders on executive compensation matters;
•reviewing risk management and compensation policies and practices to determine whether the policies and practices encourage excessive risk-taking; and
•reviewing and evaluating on an annual basis the performance of the Compensation Committee and the Compensation Committee charter.
The composition and function of the Compensation Committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee consists of Mohamed Elshenawy, Kenneth Goldman and Kristin Sverchek. Our Board has determined that each of the members of the Nominating and Corporate Governance Committee satisfies the independence requirements of Nasdaq.
Kristin Sverchek serves as the chair of our Nominating and Corporate Governance Committee. The functions of this committee include, among other things:
•identifying, reviewing and making recommendations of candidates to serve on our Board;
•evaluating the performance of our Board, committees of our Board and individual directors and recommending to our Board whether continued service on our Board is appropriate;
•evaluating nominations by stockholders of candidates for election to our Board;
•evaluating the current size, composition and organization of our Board and its committees and making recommendations to our Board for approvals;
•developing a set of corporate governance policies and guidelines and recommending to our Board any changes to such policies and guidelines;
•reviewing issues and developments related to corporate governance and identifying and bringing to the attention of our Board current and emerging corporate governance trends;
•reviewing periodically the succession planning process for Kodiak’s executive management team and assisting our Board in evaluating potential successors;
•reviewing and discussing with management disclosure of Kodiak’s corporate governance practices and recommending any proposed disclosure to be included in Kodiak’s proxy statement or annual report to our Board; and
•reviewing periodically the Nominating and Corporate Governance Committee charter, structure and membership requirements and recommending any proposed changes to our Board, including undertaking an annual review of its own performance.
The composition and function of the Nominating and Corporate Governance Committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations.
Considerations in Evaluating Director Nominees
The Nominating and Corporate Governance Committee uses a variety of methods for identifying and evaluating director nominees. In its evaluation of director candidates, including the members of the Board eligible for re-election, the Nominating and Corporate Governance Committee considers the current size and composition of the Board and the needs of the Board and the respective committees of the Board. Some of the qualifications that the Nominating and Corporate Governance Committee considers include, without limitation, issues of character, professional ethics and integrity, judgment, business acumen, proven achievement and competence in one’s field, the ability to exercise sound business judgment, tenure on the Board and skills that are complementary to the Board, an understanding of the Company’s business, an understanding of the responsibilities that are required of a member of the Board, other time commitments, diversity with respect to professional background, education, race and geography, as well as other individual qualities and attributes that contribute to the total mix of viewpoints and experience represented on the Board. The Nominating and Corporate Governance Committee may take such measures that it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the Nominating and Corporate Governance Committee, the Board or management. After completing its review and evaluation of director candidates, the Nominating and Corporate Governance Committee recommends to the full Board the director nominees for selection.

Stockholder Recommendations for Nominations to the Board of Directors
The Nominating and Corporate Governance Committee considers recommendations and nominations for candidates to the Board from stockholders in the same manner as candidates recommended to the Nominating and Corporate Governance Committee from other sources, so long as such recommendations and nominations comply with the Certificate of Incorporation and Bylaws, all applicable Company policies and all applicable laws, rules and regulations. Stockholders holding at least three (3) percent of the fully diluted capitalization of the Company continuously for at least three (3) years prior to the date of the submission may recommend director nominees for consideration by the Nominating and Corporate Governance Committee by writing to the Secretary of the Company. The recommendation must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, a signed letter from the candidate confirming willingness to serve, information regarding any relationships between the candidate and the Company and evidence of the recommending stockholder’s ownership of Company stock. Such recommendations must also include a statement from the recommending stockholder in support of the candidate. The Nominating and Corporate Governance Committee will evaluate such recommendations in accordance with its charter, our Bylaws, our policies and procedures for director candidates, as well as the regular nominee criteria described above.
Under our Bylaws, stockholders may also directly nominate persons for our board of directors. Any nomination must comply with the requirements set forth in our Bylaws and the rules and regulations of the SEC and should be sent in writing to our Corporate Secretary.
Compensation Committee Interlocks and Insider Participation
None of the members of our Compensation Committee has ever been an executive officer or employee of Kodiak. Allyson Satin served as AACT’s Chief Operating Officer prior to the Business Combination and currently serves as a member of our board of directors and Compensation Committee. See the section titled “Certain Relationships and Related Transactions, and Director Independence,” for information about related party transactions involving members of our Compensation Committee or their affiliates. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that serve as a member of our Board or Compensation Committee.
Limitation on Liability and Indemnification of Directors and Officers
The Delaware General Corporation Law (“DGCL”) authorizes corporations to limit or eliminate the personal liability of directors and officers to corporations and their stockholders for monetary damages for breaches of directors’ and officers’ fiduciary duties, subject to certain exceptions. Our Certificate of Incorporation includes a provision that eliminates the personal liability of directors and officers for monetary damages for any breach of fiduciary duty as a director or officer to the fullest extent permitted by the DGCL, except to the extent such exemption from liability or limitation thereof is not permitted under the DGCL. The DGCL prohibits our Certificate of Incorporation from limiting the liability of directors or officers for the following:
•any breach of the director’s or officer’s duty of loyalty to Kodiak or Kodiak’s stockholders;
•acts or omissions of a director or officer not in good faith or that involve intentional misconduct or a knowing violation of law;
•with respect to a director, unlawful payment of dividends or unlawful stock repurchases or redemptions;
•any transaction from which the director or officer derived an improper personal benefit; and
•with respect to an officer, any action by or in the right of Kodiak.
If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of a director or officer, then the liability of a director or officer of Kodiak will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended. Our Certificate of Incorporation does not eliminate a director’s or officer’s duty of care and, in appropriate circumstances, equitable remedies, such as injunctive or other forms of non-monetary relief, remain available under Delaware law. This provision also does not affect a director’s or officer’s responsibilities under any other laws, such as the federal securities laws or other state or federal laws.
Our Bylaws provide that we shall indemnify and advance expenses to directors and officers to the fullest extent authorized by the DGCL. Further, we have entered into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the DGCL. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service to the fullest extent permitted by law. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit, or proceeding to the fullest extent permitted by law. Our Bylaws also empower us to purchase insurance on behalf of any person whom we are required or permitted to indemnify.
The limitation of liability, indemnification and advancement provisions in our Certificate of Incorporation and Bylaws may discourage stockholders from bringing a lawsuit against directors and officers for breach of their fiduciary duties. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Your investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. We believe that these provisions, liability insurance and any indemnification agreements that may be entered into are necessary to attract and retain talented and experienced directors and officers.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.
There is currently no pending material litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought.
Code of Business Conduct and Ethics for Employees, Executive Officers, and Directors
Our Board has adopted a code of business conduct and ethics (the “Code of Conduct”), applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our investor relations website at https://investors.kodiak.ai. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only. Our Board, or a duly appointed committee thereof, is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.
Insider Trading Policies and Procedures
We maintain insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities that are applicable to all of our directors, officers, employees, consultants, contractors and advisors. Our insider trading policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards. In addition, with regard to Kodiak’s trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.
Non-Employee Director Compensation
Our Board reviews director compensation periodically to ensure that director compensation remains competitive such that we are able to recruit and retain qualified directors.
Prior to the consummation of the Business Combination, Legacy Kodiak had no formal agreement or program under which non-employee directors received compensation for their service on the Legacy Kodiak board of directors (the “Legacy Kodiak Board”) or its committees, but Legacy Kodiak granted option awards to each of Messrs. Elshenawy and Goldman and Ms. Sverchek in connection with his or her initial appointment to the Legacy Kodiak Board in 2025, which options were assumed by us in connection with the Business Combination and are included in the Fiscal 2025 Director Compensation Table below. Legacy Kodiak also reimbursed non-employee directors for reasonable and necessary out-of-pocket expenses incurred in connection with attending board and committee meetings or performing other services in their capacities as non-employee directors.
In connection with the consummation of the Business Combination, the Board adopted a new compensation policy for our non-employee directors, which governs their cash and equity compensation following the consummation of the Business Combination (the “Director Compensation Policy”). Under our Director Compensation Policy, each eligible non-employee director will receive cash and equity compensation for board services described below, unless otherwise waived. We also will continue to reimburse our eligible non-employee directors for reasonable, customary, and documented travel expenses to board and committee meetings.
Mr. Burnette does not receive additional compensation for his service as a director.
Director Compensation Policy
Cash Compensation
Eligible non-employee directors are entitled to receive the following cash compensation for their services under the Director Compensation Policy:
•$60,000 per year for service as a member of the Board;
•$40,000 per year for service as non-employee chair of the Board;
•$20,000 per year for service as chair of the Audit Committee;
•$10,000 per year for service as a member of the Audit Committee;
•$15,000 per year for service as chair of the Compensation Committee;
•$7,500 per year for service as a member of the Compensation Committee;

•$10,000 per year for service as chair of the Nominating and Corporate Governance Committee; and
•$5,000 per year for service as a member of the Nominating and Corporate Governance Committee.
Each eligible non-employee director who serves as the chair of a committee receives only the additional annual fee as the chair of the committee and not the additional annual fee as a member of the committee. All cash payments to non-employee directors are paid quarterly in arrears on a prorated basis.
Equity Compensation
Initial Award
Under the Director Compensation Policy, each person who first becomes a non-employee director following the Closing Date (excluding for this purpose, individuals who were non-employee directors of Legacy Kodiak prior to the Closing Date) automatically will be granted the following awards of restricted stock units (“RSUs”) covering a number of shares having a grant date fair value (determined in accordance with GAAP) equal to $390,000, rounded to the nearest whole share (an “Initial Award”). The Initial Award will be made on the first trading date on or after the date on which such individual first becomes a non-employee director, whether through election by our stockholders or appointment by our Board to fill a vacancy. If an individual was a member of our Board and also an employee, becoming a non-employee director due to termination of employment will not entitle the non-employee director to an Initial Award.
Subject to our Director Compensation Policy, one-third (1/3rd) of the RSUs subject to an Initial Award will vest on each anniversary of the grant date, subject to the non-employee director continuing to be a service provider to us through the applicable vesting date.
Annual Award
Under the Director Compensation Policy, each eligible non-employee director automatically will be granted, on the date of each annual meeting of our stockholders starting in 2026, an annual award of RSUs covering a number of shares having a grant date fair value (determined in accordance with GAAP) of $195,000, rounded to the nearest whole share (the “Annual Award”) subject to the non-employee director remaining a service provider on the grant date; provided, however, that if an individual commenced service as a non-employee director after the date of the annual meeting that occurred immediately prior to such annual meeting, then the Annual Award will be prorated based on the number of whole months that the individual served as a non-employee director prior to the Annual Award’s grant date during the 12- month period immediately preceding such annual meeting. Subject to the terms of our Director Compensation Policy, an Annual Award will vest on the earlier of the first anniversary of the grant date or our next annual meeting of stockholders, subject to the eligible non-employee director continuing to be a service provider to us through the applicable vesting date.
Other Terms
The Director Compensation Policy includes a maximum annual limit of $750,000 of cash compensation and equity awards that may be paid, issued, or granted to a non-employee director in any fiscal year, increased to $1,000,000 in the initial fiscal year of service as a non-employee director. For purposes of this limitation, the value of equity awards are based on the grant date fair value (determined in accordance with GAAP). Any cash compensation paid or equity awards granted to a person for his or her services as a consultant (other than as a non-employee director), does not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to our non-employee directors.
In the event of a “change in control” (as defined in the 2025 Plan), each non-employee director will fully vest in his or her outstanding equity awards under the 2025 Plan, including any Initial Award or Annual Award, provided that the eligible non-employee director continues to be a non-employee director through such date.
Fiscal 2025 Director Compensation Table
The following table sets forth all of the compensation awarded to, earned by or paid to our non-employee directors for the fiscal year ended December 31, 2025. Mr. Burnette receives no additional compensation for his service as a director. See the section titled “Executive Compensation” for additional information regarding Mr. Burnette’s compensation.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Mohamed Elshenawy(3)	19,466	1,198,093	1,217,559
Kenneth Goldman(3)	22,822	1,198,093	1,220,915
Ross Kestin(4)	-	-	-
James Reed(3)	26,849	-	26,849
Allyson Satin(5)	-	-	-
Kristin Sverchek(3)	21,479	1,198,093	1,219,572
Scott Tobin	22,822	-	22,822

_____________________________
(1) All option awards were originally granted under the Legacy Kodiak 2018 Equity Incentive Plan (the “2018 Plan”) and have since been assumed by us in the Business Combination. The amounts reported represent the aggregate grant-date fair value of the stock options awarded to the directors in fiscal 2025, computed in accordance ASC 718, excluding the effect of any estimated forfeitures. Assumptions used in the calculation of this amount are included in Note 14 to our audited consolidated financial statements included in this Annual Report.

(2) The following table lists all outstanding equity awards held by non-employee directors as of December 31, 2025.

Name	Number of Shares Underlying Outstanding Options
Mohamed Elshenawy	183,095
Kenneth Goldman	183,095
Ross Kestin	-
James Reed	1,237,151
Allyson Satin	-
Kristin Sverchek	183,095
Scott Tobin	-

(3) In connection with the Business Combination, each of Messrs. Elshenawy, Goldman and Reed and Ms. Sverchek received certain RSU grants in respect of outstanding Legacy Kodiak Options prior to the Effective Time (“Earnout RSUs”). The Earnout RSUs are not intended to be compensatory and have therefore been excluded from tabular disclosure in this section.

(4) Ross Kestin served as member of the Legacy Kodiak Board until July 2025.
(5) Allyson Satin waived payment of her cash compensation for fiscal year 2025.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
SEC regulations require us to identify in this Form 10-K anyone who filed a required report late during the most recent fiscal year. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2025, all executive officers, directors and greater than 10% stockholders complied with all applicable SEC filing requirements, except that one Form 4 report was filed one day late for each of Ms. Major and Mr. Wiesinger, in each case due to administrative error in connection with reporting the correct number of restricted stock units issued on September 24, 2025, the Closing Date of the Merger.
Item 11. Executive Compensation.
This section provides an overview of our executive compensation programs for the executive officers who are named in the “Named Executive Officers Summary Compensation Table” below, including a narrative description of the material factors necessary to understand the information disclosed therein. We are considered an emerging growth company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, our reporting obligations extend only to the individuals serving as our Chief Executive Officer and our two other most highly compensated executive officers.
Following the consummation of the Business Combination, we developed and adopted an executive compensation program that is designed to align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, retain, incentivize and reward individuals who contribute to our long-term success. Decisions on the executive compensation program made by the Compensation Committee.
For the fiscal year ended December 31, 2025, our named executive officers were:
•Don Burnette - Chief Executive Officer
•Surajit Datta - Chief Financial Officer
•Michael Wiesinger - Chief Operating Officer
This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.
Named Executive Officers Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2024 and 2025, except in the case of Mr. Datta who was not a named executive officer for the fiscal year ended December 31, 2024.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Total ($)
Don Burnette Chief Executive Officer	2025	375,000	7,029,580	300,000	7,704,580
	2024	325,000	—	65,000	390,000
Surajit Datta(3) Chief Financial Officer	2025	141,667	13,421,254	92,083	13,655,004
	2024	—	—	—	—
Michael Wiesinger Chief Operating Officer	2025	354,500	2,962,749	230,425	3,547,674
	2024	294,365	486,797	73,530	854,692
_____________________
(1) All option awards were originally granted under the Legacy Kodiak 2018 Plan and have since been assumed by us in the Business Combination. Amounts reported represent the aggregate grant date fair value of stock options granted to each named executive officer computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), excluding the effect of any estimated forfeitures. Assumptions used in the calculation of this amount are included in Note 13 to our audited consolidated financial statements included in this Annual Report.

(2) Represents cash bonuses earned by the named executive officers pursuant to the Legacy Kodiak Incentive Bonus Plan.
(3) Mr. Datta commenced employment with Legacy Kodiak in August 2025.
Narrative Disclosure to Named Executive Officers Summary Compensation Table
For the fiscal year ended December 31, 2025, the compensation program for our named executive officers consisted of base salary and incentive compensation in the form of bonuses and stock option awards.
Employment Arrangements with Named Executive Officers
Legacy Kodiak entered into written continuing employment letters or offer letters setting forth the terms and conditions of employment for each of our named executive officers, as described below. Additionally, each of our named executive officers is also entitled to certain change in control and/or severance benefits upon the occurrence of certain events, the terms of which are described in more detail below under the section titled “Potential Payments upon Termination or Change in Control.”
Don Burnette
Legacy Kodiak entered into a continuing employment letter with Mr. Burnette, our Chief Executive Officer. The confirmatory employment letter has no specific term, provides for at-will employment and provides for eligibility to participate in Company-sponsored benefits programs. In addition, Legacy Kodiak entered into an At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement with Mr. Burnette, which remains in effect. For 2025, Mr. Burnette’s annual base salary was initially $325,000 and was increased to $425,000 effective as of July 1, 2025, and his annual target bonus was 80% of base salary.
Surajit Datta
Legacy Kodiak entered into an offer letter with Mr. Datta, our Chief Financial Officer. The offer letter has no specific term, provides for at-will employment and provides for eligibility to participate in Company-sponsored benefits programs. In addition, Legacy Kodiak entered into an At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement with Mr. Datta, which remains in effect. For 2025, Mr. Datta’s annual base salary was $400,000 and his annual target bonus was 65% of base salary.
Michael Wiesinger
Legacy Kodiak entered into a continuing employment letter with Mr. Wiesinger, our Chief Operating Officer. The confirmatory employment letter has no specific term, provides for at-will employment and provides for eligibility to participate in Company-sponsored benefits programs. In addition, Legacy Kodiak entered into an At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement with Mr. Wiesinger, which remains in effect. For 2025, Mr. Wiesinger’s annual base salary was initially $309,000 and was increased to $400,000 effective as of July 1, 2025, and his annual target bonus was 65% of base salary.
Base Salary
Base salaries are set at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance. Base salaries are reviewed annually, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.
Non-Equity Incentive Compensation

Incentive Bonus Plan
For 2025, each of our named executive officers were eligible to earn an annual bonus under our Incentive Bonus Plan based upon an assessment of achievement of corporate goals, which included the delivery of a certain number of autonomous semi-trucks in 2025. In early 2026, we determined achievement for each of our named executive officers and each received a bonus payout at 100% of target.
Executive Incentive Compensation Plan
In connection with the consummation of the Business Combination, the Board considered and approved an Executive Incentive Compensation Plan (the “Incentive Compensation Plan”) to provide periodic incentive bonus opportunities to Kodiak employees. The Compensation Committee administers the Incentive Compensation Plan.
Under the Incentive Compensation Plan, the administrator determines the performance goals applicable to any award, which goals may include, without limitation, goals related to: research and development milestones; regulatory milestones or regulatory-related goals; gross margin; financial milestones; new product or business development; operating margin; product release timelines or other product release milestones; publications; cash flow; procurement; savings; internal structure; leadership development; project function or portfolio-specific milestones; license or research collaboration agreements; capital raising; initial public offering preparations; patentability; and individual objectives such as peer reviews or other subjective or objective criteria. The performance goals may differ from participant to participant and from award to award.
The administrator of the Incentive Compensation Plan may, in its sole discretion and at any time, increase, reduce or eliminate a participant’s actual award, and/or increase, reduce or eliminate the amount allocated to the bonus pool for a particular performance period. The actual award may be below, at or above a participant’s target award, in the discretion of the administrator. The administrator may determine the amount of any increase, reduction or elimination on the basis of such factors as it deems relevant, and it is not required to establish any allocation or weighting with respect to the factors it considers.
Actual awards will be paid in cash (or its equivalent) in a single lump sum only after they are earned, which usually requires continued employment through the date the actual award is paid. The administrator reserves the right to settle an actual award with a grant of an equity award under Kodiak’s then-current equity compensation plan, which equity award may have such terms and conditions, as the administrator determines. Payment of awards occurs as soon as administratively practicable after they are earned, but no later than the dates set forth in the Incentive Compensation Plan. The administrator has the authority to amend, alter, suspend or terminate the Incentive Compensation Plan, provided such action does not materially alter or materially impair the existing rights of any participant with respect to any earned awards.
Equity Awards
Legacy Kodiak historically granted stock options under the 2018 Plan to its employees, consultants, and directors, including certain of our named executive officers, which options were assumed by us in connection with the Business Combination. In order to provide a long-term incentive, these stock options generally vest over four years subject to continued service. The vesting terms of stock options granted to our named executive officers that were outstanding as of December 31, 2025 are set forth in the “Outstanding Equity Awards at Fiscal 2025 Year End” table below.
Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2025. Information is included for equity compensation plans approved by our stockholders. We do not have any equity compensation plans not approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)(4)
Equity compensation plans approved by security holders(1)	74,672,900	$1.89	12,113,470
_____________________________
(1) Includes the 2018 Plan, the 2025 Plan, and the ESPP. The 2018 Plan expired as to future grants in September 2025.
(2) Includes stock options and restricted stock units.

(3) Weighted-average exercise prices are calculated without regard to restricted stock units, which do not have any exercise price.
(4) Includes: 6,474,470 shares from the 2025 Plan and 5,639,000 shares from the ESPP. The 2025 Plan provides that on the first day of each year beginning on January 1, 2026, the number of shares of common stock available for issuance thereunder is automatically increased by a number equal to the least of (i) 56,390,000 shares of common stock, (ii) 5% of the outstanding shares of all classes of our common stock as of the last day of our immediately preceding fiscal year or (iii) such other amount as the plan administrator may determine. The ESPP provides that on the first day of each year beginning January 1, 2026, the number of shares of common stock available for issuance thereunder is automatically increased by a number equal to the least of (i) 11,280,000 shares, (ii) 1% of the outstanding shares of all classes of our common stock as of the last day of our immediately preceding fiscal year or (iii) such other amount as the plan administrator may determine. On January 1, 2026, the number of shares of common stock available for issuance under the 2025 Plan and the ESPP increased by 9,084,526 shares and 1,816,905 shares, respectively, pursuant to these provisions. These changes are not reflected in the table above.

Outstanding Equity Awards at Fiscal 2025 Year End
The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2025:

	Option Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)(2)	Option Expiration Date
Don Burnette(3)	06/27/2025	127,134	889,950	6.84	06/26/2035
Surajit Datta(4)	08/27/2025	-	2,035,914	8.88	08/26/2035
Michael Wiesinger(5)	11/01/2022	409,354	-	0.68	12/22/2031
Michael Wiesinger(6)	11/01/2022	77,257	11,050	0.68	06/01/2032
Michael Wiesinger(7)	12/18/2022	274,869	91,628	0.68	12/17/2032
Michael Wiesinger(8)	08/30/2023	82,788	49,673	0.68	08/29/2033
Michael Wiesinger(9)	08/21/2024	455,068	585,099	0.47	08/20/2034
Michael Wiesinger(10)	06/27/2025	53,578	375,050	6.84	06/26/2035
_____________________________
(1) All stock options were granted pursuant to the Legacy Kodiak 2018 Plan. In connection with the Business Combination, each of our named executive officers received Earnout RSUs. The Earnout RSUs are not intended to be compensatory and are therefore excluded from tabular disclosure in this section.

(2) This column represents the fair market value of a share of Legacy Kodiak Common Stock on the date of the grant, as determined by our board of directors. The exercise price of each of Mr. Wiesinger’s equity awards with a grant date of November 11, 2022 was repriced to $0.45 per share in November 2022. In connection with the closing of the Business Combination, each outstanding option to purchase shares of Legacy Kodiak Common Stock, whether vested or unvested, was exchanged for a comparable option to purchase that number of shares of Common Stock of the Issuer based on the Common Stock Exchange Ratio. The exercise price for each such option was also accordingly adjusted based on the Common Stock Exchange Ratio.

(3) 1/8th of the shares subject to the option vested on December 30, 2025 and 1/48th of the shares subject to the option vest each month thereafter, subject to the holder’s continuous service through the applicable vesting date.

(4) 1/4th of the shares subject to the option vest on August 25, 2026 and 1/48th of the shares subject to the option vest each month thereafter, subject to the holder’s continuous service through the applicable vesting date.

(5) 1/8th of the shares subject to the option vested on June 15, 2022 and 1/48th of the shares subject to the option began vesting each month thereafter, subject to the holder’s continuous service through the applicable vesting date.

(6) 1/8th of the shares subject to the option vested on December 15, 2022 and 1/48th of the shares subject to the option began vesting each month thereafter, subject to the holder’s continuous service through the applicable vesting date.

(7) 1/8th of the shares subject to the option vested on June 15, 2023 and 1/48th of the shares subject to the option began vesting each month thereafter, subject to the holder’s continuous service through the applicable vesting date.

(8) 1/8th of the shares subject to the option vested on December 15, 2023 and 1/48th of the shares subject to the option vest each month thereafter, subject to the holder’s continuous service through the applicable vesting date.

(9) 1/8th of the shares subject to the option vested on September 1, 2024 and 1/48th of the shares subject to the option vest each month thereafter, subject to the holder’s continuous service through the applicable vesting date.

(10) 1/8th of the shares subject to the option vest on December 30, 2025 and 1/48th of the shares subject to the option vest each month thereafter, subject to the holder’s continuous service through the applicable vesting date.

Awards held by certain of our named executive officers may be eligible for accelerated vesting under specified circumstances, as described in more detail below under the section titled “Potential Payments upon Termination or Change in Control.”
No Nonpublic Material Information Taken into Account for Executive Compensation
Our Board and Compensation Committee do not take material nonpublic information into account when determining the timing and terms of any stock option grant or any other equity compensation. The timing of any stock option grants to recipients in connection with new hires, promotions or other non-routine grants is tied to the event giving rise to the award (such as an employee’s commencement of employment or promotion effective date). We have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During fiscal year 2025, we did not award stock option grants to our named executive officers in the period beginning four business days before the filing or furnishing of a report disclosing material nonpublic information and ending one business day thereafter.
Potential Payments upon Termination or Change in Control
Change in Control and Severance Policy
In connection with the consummation of the Business Combination, the Board considered and approved a new Change in Control and Severance Policy, in which designated participants, including our named executive officers, will participate (the “Severance Policy”). The Severance Policy provides as follows:
If we terminate a named executive officer’s employment other than for “cause,” death or “disability” or such named executive officer resigns for “good reason” during the period from the period beginning three months prior to a “change in control” (as such terms are defined in the Severance Policy) and ending twelve months following a change in control (the “change in control period”), such named executive officer will be eligible to receive the following severance benefits (less applicable tax withholdings):
•100% of the named executive officer’s then-outstanding and unvested equity awards will become fully vested and exercisable and any applicable performance goals will be deemed achieved at 100% of target;
•A lump sum cash amount equal to 100% of the named executive officer’s base salary (or, for Mr. Burnette, 150%) as in effect immediately prior to the termination (or if the termination is due to a resignation for good reason based on a material reduction in base salary, then the named executive officer’s annual base salary in effect immediately prior to such reduction) or the change in control, whichever is greater;
•A lump sum payment equal to the named executive officer’s target bonus for the year of such termination of employment based on actual achievement and pro-rated based on the portion of such year that the named executive officer was employed by us; and
•Payment or reimbursement of continued health coverage for the named executive officer and the named executive officer’s eligible dependents under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) for a period of up to 12 months (or, for Mr. Burnette, 18 months) or a taxable lump sum payment in lieu of payment or reimbursement, as applicable.
If we terminate a named executive officer’s employment other than for “cause,” death, or “disability,” or the named executive officer resigns for “good reason,” in any case, outside of the change in control period, such named executive officer will be eligible to receive the following severance benefits (less applicable tax withholdings):
•A lump sum cash amount equal to 50% of the named executive officer’s base salary (or, for Mr. Burnette, 100%) in effect immediately prior to the termination (or if the termination is due to resignation for good reason based on a material reduction in base salary, then the annual base salary in effect immediately prior to such reduction); and
•Payment or reimbursement of continued health coverage for the named executive officer and the named executive officer’s eligible dependents under COBRA for a period of up to 6 months (or, for Mr. Burnette, 12 months) or a taxable lump sum payment in lieu of payment or reimbursement, as applicable.
To receive the severance benefits upon a qualifying termination, a named executive officer must sign and not revoke our standard separation agreement and release of claims within the timeframe set forth in the Severance Policy. If any of the payments provided for under the Severance Policy or otherwise payable to a named executive officer would constitute “parachute payments” within the meaning of Section 280G of the Code and would be subject to the related excise tax under Section 4999 of the Code, then the named executive officer will be entitled to receive either full payment of benefits or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits. The Severance Policy does not require us to provide any tax gross-up payments to any named executive officer.
Equity Incentive Plans
Under the 2025 Plan and the 2018 Plan, in the event of a merger or change in control, if the successor does not assume, or substitute for an award, the award will fully vest, all restrictions will lapse, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and the award will become fully exercisable, unless specifically provided otherwise under the applicable award agreement or other written agreement with the participant authorized by the administrator.

In the event of a merger or change in control, awards granted to a non-employee director under the 2025 Plan while such individual was a non-employee director will fully vest, all restrictions on such awards will lapse, all performance goals or other vesting criteria applicable to such awards will be deemed achieved at 100% of target levels and such awards will become fully exercisable, unless specifically provided otherwise under the applicable award agreement or other written agreement with the non-employee director authorized by the administrator.
Under our 2025 Employee Stock Purchase Plan (the “ESPP”), in the event of a merger or change in control, each outstanding option will be assumed or an equivalent option substituted by the successor corporation or a parent or subsidiary of the successor corporation. In the event that the successor corporation refuses to assume or substitute for the option, the offering period with respect to which such option relates will be shortened by setting a new exercise date on which such offering period will end. The new exercise date will occur before the date of the proposed merger or change in control. The administrator of the ESPP will notify each participant prior to the new exercise date, that the exercise date for the option has been changed to the new exercise date and that the participant’s option will be exercised automatically on the new exercise date, unless prior to such date the participant has withdrawn from the offering period.
Benefits and Perquisites
We provide benefits to our named executive officers on the same basis as provided to all of our employees, including group life and disability insurance and travel insurance. We do not maintain any executive-specific benefit or perquisite programs.
Retirement Benefits
We maintain a 401(k) retirement savings plan, which is intended to be a tax qualified defined contribution plan under Section 401(k) of the Code, for the benefit of its employees, including our named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax (traditional) or post-tax (Roth) basis, through contributions to the 401(k) plan. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan.
Compensation Recovery Policy
In connection with the consummation of the Business Combination, the Board considered and approved an executive compensation recovery policy (the “Clawback Policy”), applicable to our current and future former executive officers in compliance with the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act as implemented by SEC rules and regulations and applicable listing standards. The Clawback Policy provides for the non-discretionary recovery of excess incentive-based compensation from current and former executive officers in the event of an accounting restatement, whether or not the executive officer was at fault for the restatement. As is described in more detail in the Clawback Policy, excess compensation generally is incentive-based compensation that exceeds the amount a covered executive otherwise would have received had the compensation been determined based on the restated amounts. Excess compensation is generally covered by the Clawback Policy if received by an individual following the effective date of the policy and during the three completed fiscal years immediately prior to the date it is determined that an accounting restatement is required, such amounts were received after the individual became an executive officer and such individual was an executive officer at any time during the applicable performance period.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our Common Stock as of January 31, 2026, by:
•each person known to us to be the beneficial owner of more than 5% of each class of our equity securities;
•each of our named executive officers and directors; and
•all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Securities issuable upon exercise of options and warrants currently exercisable within 60 days are deemed outstanding solely for purposes of calculating the percentage of total voting power of the beneficial owner thereof.
The beneficial ownership percentages set forth in the table below are based on 182,473,141 shares of our Common Stock issued and outstanding and 142,155 shares of our Preferred Stock issued and outstanding as of January 31, 2026.
Unless otherwise indicated, we believe that each beneficial owner named in the table below has the sole voting and investment power with respect to all securities beneficially owned by such beneficial owner and the business address of each of the following entities or individuals is 1049 Terra Bella Avenue, Mountain View, California 94043.

Name of Beneficial Owner	Shares of Common Stock	%	Shares of Preferred Stock	%
Five Percent Holders
Ares Acquisition Holdings II LP (the SPAC Sponsor) and SPAC Sponsor Affiliate Investor(1)	30,391,627	15.4%	-	-
Alyeska Master Fund, L.P.(2)	20,049,767	9.9%	122,549	86.2%
Paz Eshel Living Trust Dated August 25, 2025(3)	17,075,095	9.4%	-	-
Entities affiliated with SIP(4)	12,543,199	6.9%	-	-
Entities affiliated with Battery(5)	11,356,669	6.2%	-	-
Entities affiliated with Soros(6)	9,967,978	5.5%	-	-
Entities affiliated with LMR(7)(8)	5,352,912	2.8%	19,606	13.8%
Directors and Named Executive Officers
Don Burnette(9)	27,491,670	15.1%	-	-
Surajit Datta	—	-	-	-
Michael Wiesinger(10)	1,681,821	*	-	-
Mohamed Elshenawy	—	-	-	-
Kenneth Goldman	—	-	-	-
James Reed(11)	1,039,282	*	-	-
Allyson Satin(12)	59,242	*	-	-
Kristin Sverchek	—	-	-	-
Scott Tobin(5)	11,356,669	6.2%	-	-
All Directors and Executive Officers as a Group (12 Individuals)(13)	55,454,512	28.5%	-	-
_____________________________
*Represents beneficial ownership of less than 1%.
(1) Based solely on a Schedule 13G/A filed with the SEC on November 12, 2025. Consists of (i) 12,500,000 shares of Common Stock held by the SPAC Sponsor, of which 6,250,000 of the shares held by the SPAC Sponsor are Sponsor Earn Out Shares that are subject to vesting and vest upon the occurrence of Triggering Event I during the Earn Out Period as described above, (ii) 3,591,627 shares of Common Stock held by the SPAC Sponsor Affiliate Investor and (iii) 14,300,000 shares of Common Stock issuable upon exercise of 14,300,000 Private Placement Warrants purchased by the SPAC Sponsor in connection with AACT’s initial public offering held by the SPAC Sponsor. The SPAC Sponsor is a Cayman Islands exempted limited partnership managed by affiliates of Ares. The SPAC Sponsor Affiliate Investor, AAC II Holdings II LP, is a Delaware limited partnership managed by affiliates of Ares. Ares Acquisition Holdings II is the general partner of the SPAC Sponsor. Ares Holdings L.P. is the sole shareholder of Ares Acquisition Holdings II and the general partner of the SPAC Sponsor Affiliate Investor. Ares Holdings L.P. is an indirect subsidiary of Ares. Ares Management GP LLC (“Ares Management GP”) is the sole holder of the Class B common stock, $0.01 par value per share, of Ares (the “Ares Class B Common Stock”) and Ares Voting LLC (“Ares Voting”) is the sole holder of the Class C common stock, $0.01 par value per share, of Ares (the “Ares Class C Common Stock”). Pursuant to Ares’ Certificate of Incorporation, the holders of the Ares Class B Common Stock and the Ares Class C Common Stock, collectively, will generally have the majority of the votes on any matter submitted to the stockholders of Ares if certain conditions are met. The sole member of both Ares Management GP and Ares Voting is Ares Partners Holdco LLC (“Ares Partners”). Ares Partners is managed by a board of managers, which is composed of Michael J Arougheti, R. Kipp deVeer, David B. Kaplan, Antony P. Ressler and Bennett Rosenthal (collectively, the “Ares Partners Board Members”). Mr. Ressler generally has veto authority over decisions of the Ares Partners Board Members. The principal business address of the SPAC Sponsor and the SPAC Sponsor Affiliate Investor is c/o Ares Management LLC, 245 Park Avenue, 44th Floor, New York, NY 10167.

(2) Consists of (i) 15,318,625 shares of Common Stock issuable upon the exercise of 15,318,625 PIPE Warrants held by Alyeska Master Fund, L.P. (“Alyeska”), (ii) 5,155,518 shares of Common Stock issuable upon exercise of 5,155,518 Public Warrants held by Alyeska and (iii) 122,549 shares of Preferred Stock held by Alyeska, convertible into 12,486,313 shares of Common Stock, subject to a 9.9% beneficial ownership limitation. Alyeska Investment Group, L.P., the investment manager of Alyeska, has voting and investment control of the shares held by Alyeska. Anand Parekh is the Chief Executive Officer of Alyeska Investment Group, L.P. and may be deemed to be the beneficial owner of such shares. Mr. Parekh, however, disclaims any beneficial ownership of the shares held by Alyeska. The registered address of Alyeska is at c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, South Church Street George Town, Grand Cayman, KY1-1104, Cayman Islands. Alyeska Investment Group, L.P. is located at 77 W. Wacker, Suite 700, Chicago, IL 60601.

(3) Based solely on a Schedule 13G filed with the SEC on October 1, 2025. Mr. Paz Eshel is the sole trustee of the Paz Eshel Living Trust Dated August 25, 2025 and has dispositive power over the shares of Common Stock held thereby. The business address is 2261 Market Street, Suite 85377, San Francisco, CA 94114.

(4) Based solely on a Schedule 13G filed with the SEC on September 30, 2025. Consists of (i) 2,990,929 shares of Common Stock held of record by SIP Global Tech Fund I, L.P., (ii) 1,454,910 shares of Common Stock held of record by SIP Global Tech Opportunity LLC, (iii) 1,117,486 shares of Common Stock held of record by SIP Global Tech Opportunity 3 LLC and (iv) 6,979,874 shares of Common Stock held of record by SIP Global Tech Opportunity 4 LLC (collectively referred to as “SIP”). The sole general partner of SIP Global Tech Fund I, L.P. is SIP Global Tech Fund I, Inc. The managing members of SIP Global Tech Fund I, Inc. who may be deemed to share voting and dispositive power with respect to the shares held by SIP Global Tech Fund I, L.P. are Jeffrey Smith, Justin Turkat, and Shigeki Saitoh. The manager of the rest of the SIP entities is SIP Global Opportunity Manager LLC. The managing members who may be deemed to share voting and dispositive power with respect to the shares held by SIP Global Tech Opportunity LLC, SIP Global Tech Opportunity 3 LLC and SIP Global Tech Opportunity 4 LLC are Matthew Salloway, Justin Turkat and Shigeki Saitoh. Each of the foregoing persons disclaims beneficial ownership of these shares except to the extent of his/her pecuniary interest therein. The address of SIP Global Tech Fund I, Inc. is C/O Conyers Trust Company (Cayman) Limited, Cricket Square, Hutchins Dr., P.O. Box 2681, George Town, Grand Cayman KY1-1111 Cayman Islands. The address of SIP Global Opportunity Manager LLC is 16192 Coastal Hwy, Lewes, DE 19958.

(5) Based solely on a Schedule 13D filed with the SEC on October 1, 2025. Consists of (i) 215,770 shares of Common Stock held of record by Battery Investment Partners XII, LLC (“BIP XII”), and (ii) 11,140,899 shares of Common Stock held of record by Battery Ventures XII, L.P. (“BV XII” and together with BIP XII, “Battery”). The sole general partner of BV XII is Battery Partners XII, LLC (“BP XII”) and the sole managing member of BIP XII is BP XII. The managing members of BP XII who may be deemed to share voting and dispositive power with respect to the shares held by BV XII and BIP XII are Neeraj Agrawal, Michael Brown, Morad Elhafed, Jesse Feldman, Russell Fleischer, Roger Lee, Chelsea Stoner, Dharmesh Thakker, and Scott Tobin. The address of each of these entities is One Marina Park Drive, Suite 1100, Boston, MA 02210.

(6) Based solely on a Schedule 13G filed with the SEC on October 1, 2025. Consists of 9,967,978 shares of Common Stock held by Quantum Partners LP, a Cayman Islands exempted limited partnership ("Quantum Partners"), and certain other funds/accounts (together with Quantum Partners, the “Soros Accounts”). Soros Fund Management LLC (“SFM LLC”) serves as investment manager to each of the Soros Accounts. As such, SFM LLC has been granted investment discretion over portfolio investments, including the Common Stock held for the Soros Accounts. George Soros serves as Chairman of SFM LLC and has sole discretion to replace FPR Manager LLC, the manager of SFM LLC. The address for SFM LLC and George Soros is 250 West 55th Street, New York, NY 10019.
(7) Consists of (i) 1,225,375 shares of Common Stock issuable upon exercise of 1,225,375 PIPE Warrants held by LMR Multi-Strategy Master Fund Limited (“LMR Multi-Strategy”), (ii) 1,451,081 shares of Common Stock issuable upon exercise of 1,451,081 Public Warrants held by LMR Multi-Strategy and (iii) 9,803 shares of Preferred Stock held by LMR Multi-Strategy, convertible into up to 998,811 shares of Common Stock, subject to a 9.9% beneficial ownership limitation. Investment discretion of LMR Multi-Strategy, including but not limited to the voting and dispositive power of the shares, has been delegated to LMR Partners AG (“LMR”) and certain of its affiliates. LMR and its affiliates disclaim beneficial ownership of the securities. The address for LMR is Ground Floor, Glärnischstrasse 8, 8002 Zürich, Switzerland.

(8) Consists of (i) 1,225,375 shares of Common Stock issuable upon exercise of 1,225,375 PIPE Warrants held by LMR CCSA Master Fund Limited (“LMR CCSA”), (ii) 1,451,081 shares of Common Stock issuable upon exercise of 1,451,081 Public Warrants held by LMR CCSA and (iii) 9,803 shares of Preferred Stock held by LMR CCSA, convertible into up to 998,811 shares of Common Stock, each such conversion subject to a 9.9% beneficial ownership limitation. Investment discretion of LMR CCSA, including but not limited to the voting and dispositive power of the shares, has been delegated to LMR and certain of its affiliates. LMR and its affiliates disclaim beneficial ownership of the securities. The address for LMR is Ground Floor, Glärnischstrasse 8, 8002 Zürich, Switzerland.

(9) Consists of (i) 25,915,204 shares of Common Stock held by Donald Burnette, (ii) 1,385,765 shares of Common Stock held by Citizens Trust Company of Delaware, Trustee of the Burnette Family Irrevocable Trust dated August 11, 2025 (the “Family Trust”), and (iii) 190,701 shares of Common Stock subject to stock options exercisable within 60 days of January 31, 2026. Mr. Burnette and Mr. Burnette’s spouse have shared voting and dispositive power with respect to the shares held by the Family Trust.

(10) Consists of (i) 178,740 shares of Common Stock and (ii) 1,503,081 shares of Common Stock subject to stock options exercisable within 60 days of January 31, 2026.
(11) Consists of 1,039,282 shares of Common Stock subject to stock options exercisable within 60 days of January 31, 2026.
(12) Consists of 59,242 shares of Common Stock held by the Satin Family Revocable Trust. Ms. Allyson Satin is a trustee of the Satin Family Revocable Trust and has shared dispositive power of the shares of the Common Stock held thereby. The business address of the trust is c/o Ares Management LLC, 1800 Ave of the Stars Ste 1400, Los Angeles, CA 90067.

(13) Consists of (i) 43,215,664 shares of Common Stock and (ii) 12,238,848 shares of Common Stock subject to stock options exercisable within 60 days of January 31, 2026.
Please see the sections titled “Directors, Executive Officers and Corporate Governance,” “Executive Compensation” and “Certain Relationships and Related Transactions, and Director Independence” for information regarding material relationships with our principal securityholders within the past two years.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements discussed above in the sections titled “Directors, Executive Officers and Corporate Governance—Non-Employee Director Compensation” and “Executive Compensation,” the following is a description of each transaction since January 1, 2025 and each currently proposed transaction in which:
•we have been or are to be a participant;
•the amount involved exceeded or exceeds $120,000; and
•any of our directors, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.
Related Party Transactions with SPAC Sponsor and SPAC Sponsor Affiliates
AACT Class B Ordinary Shares

On April 22, 2025, the SPAC Sponsor converted all of its 12,500,000 AACT Class B Ordinary Shares into AACT Class A Ordinary Shares (the “Converted AACT Class A Ordinary Shares”) on a one-for-one basis, which was subsequently converted into 12,500,000 shares of our Common Stock upon the Domestication.
Private Placement Warrants
Concurrently with the closing of the IPO, AACT consummated the private placement of 14,300,000 Private Placement Warrants, including 1,000,000 Private Placement Warrants to cover over-allotments, for an aggregate purchase price of $14.3 million in a private placement to the SPAC Sponsor. Each Private Placement Warrant was exercisable to purchase one share of AACT Class A Ordinary Shares at a price of $11.50 per share prior to the Closing and is now exercisable to purchase one share of our Common Stock at a price of $9.28 per share.
Business Combination Registration Rights Agreement
At the Closing, AACT, the SPAC Sponsor, and certain Legacy Kodiak Securityholders entered into an A&R Registration Rights Agreement, pursuant to which, among other things, the SPAC Sponsor and such Legacy Kodiak Securityholders are granted certain customary registration rights, on the terms and subject to the conditions therein, with respect to our securities that they hold following the Business Combination. Upon the closing of the Business Combination, the SPAC Sponsor was no longer entitled to nomination rights for appointing a director to our Board.
Advisory Agreement
On April 20, 2023, AACT engaged Ares Management Capital Markets LLC, an affiliate of the SPAC Sponsor, to provide consulting and advisory services to AACT in connection with the IPO and an initial business combination. AMCM received an IPO advisory fee of $2.0 million, paid upon the closing of the IPO. Pursuant to its engagement letter with AACT, AMCM was eligible to receive a deferred IPO advisory fee of $3.5 million, payable solely in the event that the AACT completes an initial business combination. Prior to the execution of the Business Combination Agreement, AACT and AMCM agreed to adjust the aggregate amount payable to AMCM as an IPO advisor upon closing of the Business Combination to $2.8 million. Such fees were reimbursed from a portion of the fees paid to the underwriters of the IPO in connection with the Closing.
Sponsor Support Agreement
On April 14, 2025, the SPAC Sponsor entered into an agreement with AACT and Legacy Kodiak, pursuant to which the SPAC Sponsor agreed to, among other things: (i) vote in favor of adoption of the Transaction Proposals (as defined in the Business Combination Agreement); (ii) vote against any Alternative Transaction (as defined in the Business Combination Agreement) and any merger agreement or merger other than the Business Combination Agreement and the Business Combination; and (iii) vote against any change in the business, management or board of directors of AACT (other than in connection with the Transaction Proposals or pursuant to the Business Combination Agreement or ancillary agreements).
Contribution
On April 16, 2025, the SPAC Sponsor agreed to make monthly deposits of $1.0 million directly to AACT’s trust account (the “Contributions”), up to an aggregate amount of $9.9 million. The Contributions represent $0.02 for each outstanding AACT Class A Ordinary Share, other than the Converted AACT Class A Ordinary Shares held by the SPAC Sponsor. The first Contribution was made on April 25, 2025, and additional Contributions were made on the 25th day of each month following April 25, 2025 (or if such day was not a business day, on the business day immediately preceding such day) until the Closing. As of the Closing, the SPAC Sponsor had made $4.9 million of Contributions. The Contributions did not bear any interest and were repaid upon the closing of the Business Combination.
Overfunding Loans
On April 25, 2023, concurrently with the closing of the IPO, the SPAC Sponsor extended to AACT a non-interest bearing loan of $4.5 million and an additional non-interest bearing loan of $500,000, for an aggregate outstanding principal amount of $5.0 million (the “Overfunding Loans”). The Overfunding Loans were extended to ensure that the initial amount in the AACT’s trust account was $10.10 per public share. The Overfunding Loans were repaid upon the closing of the Business Combination.
Working Capital Loans
To finance transaction costs in connection with a business combination, the SPAC Sponsor or an affiliate of the SPAC Sponsor provided AACT with Working Capital Loans (separate from the Overfunding Loans). The SPAC Sponsor provided an aggregate of $1.7 million in Working Capital Loans to AACT. The Working Capital Loans were repaid upon the closing of the Business Combination.
Administrative Service Fee

On April 20, 2023, AACT agreed to pay the SPAC Sponsor, or an affiliate of the SPAC Sponsor, a monthly fee of $16,667 for office space, utilities, secretarial support and administrative services. AACT incurred $50,000 during both the three months ended March 31, 2025 and 2024, and $200,004 and $139,447 during the years ended December 31, 2024 and 2023, respectively, in expenses in connection with such services. This arrangement terminated upon the closing of the Business Combination.
Observer Agreement
In connection with the Closing, we entered into the a board observer agreement (the “Observer Agreement”) with the SPAC Sponsor. Pursuant to the Observer Agreement, following the Closing, the SPAC Sponsor is entitled to appoint one non-voting observer representative to attend certain meetings of our Board and our Board committees until the commencement of the third annual meeting of our stockholders following the Closing, subject to certain exceptions.
Letter Agreement
In addition, AACT, Legacy Kodiak, the SPAC Sponsor, and AAC II Co-Invest LP, a vehicle owned by certain Ares employees in which an officer and director of AACT was invested entered into a letter agreement whereby they (i) agreed that upon the Closing, our Board would waive the lockup restrictions with respect to shares of our Common Stock to be issued upon the conversion of the Second Lien Loans, other than those shares of our Common Stock to be issued to the SPAC Sponsor Affiliate Investor with respect to the initial Second Lien Loans provided by the SPAC Sponsor Affiliate Investor or to any of our directors, and (ii) provided that AAC II Co-Invest LP would have certain customary registration rights with respect our Common Stock to be received by such entity following conversion of the Second Lien Loans provided by such entity.
Second Lien Loan and Security Agreement and Related Acknowledgement
On August 22, 2025, an entity affiliated with Allyson Satin, a member of our Board, and at the time AACT’s Chief Operating Officer, funded $0.4 million of Second Lien Loans. In connection with the Series A Preferred Investment, Legacy Kodiak and the SPAC Sponsor entered into a certain acknowledgement and agreement dated September 15, 2025 pursuant to which Legacy Kodiak and the SPAC Sponsor determined that for purposes of the Second Lien Loan and Security Agreement, as of September 15, 2025, the conversion price of the Second Lien Loan for purposes of its conversion to shares of Common Stock in connection with the Closing was equal to $6.00.
Pre-Business Combination Related Party Transactions
Walmart Agreement
On October 3, 2023, Legacy Kodiak entered into a Master Transportation Agreement with Wal-Mart Transportation, LLC (“Walmart”), as amended on May 28, 2024 and November 14, 2024 (the “Walmart Agreement”). Pursuant to the Walmart Agreement, Legacy Kodiak agreed to provide certain transportation services utilizing its Kodiak Driver-powered trucks to Walmart. For the year ended December 31, 2025, we received revenue in the amount of $169,000 pursuant to the Walmart Agreement. James Reed currently serves on our Board and served as the Vice President of Transportation of Walmart until May 2025. As a result, Mr. Reed may be deemed to have an indirect material interest in the Walmart Agreement.
Gerhard Eschelbeck Compensation
Gerhard Eschelbeck, the father-in-law of Michael Wiesinger, has served as Legacy Kodiak’s Chief Security Officer since October 2022. Total compensation paid to Mr. Eschelbeck for the year ended December 31, 2025 consisted of base salary, bonus and other benefits totaling $120,000.00 and an option award granted under the 2018 Plan having an aggregate grant date fair value of $65,016, which award is subject to certain service-based vesting conditions.
SAFE Transactions
At various times since January 1, 2025, Legacy Kodiak has entered into SAFEs, each of which contemplates a valuation cap of $500.0 million and a discount rate of 50%, with certain investors, including certain of Legacy Kodiak’s related parties (collectively, the “SAFE Transactions”).
The following table sets forth a summary of the SAFE Transactions entered into with related parties since January 1, 2025:

Investor Name	Date of Transaction	Investment Amount ($)	Number of Shares of Common Stock Received at the Closing	Related Party
Aliya Growth Fund LLC-Series RR	02/24/2025	2,500,000	1,091,520	Ross Kestin(1)
Battery Ventures XII, L.P.	02/24/2025	1,471,500	642,469	Scott Tobin(2)
Battery Investment Partners XII, LLC	02/24/2025	28,500	12,443	Scott Tobin(2)
_____________________________

(1) Ross Kestin is the Founding Partner and CEO of Aliya and is a former director of the Legacy Kodiak Board.
(2) Scott Tobin is Senior Partner at Battery Ventures, served as a director on the Legacy Kodiak Board, and serves as a director on our Board.
The terms detailed in the table above reflect the terms for each of the SAFEs after they were amended and restated on February 24, 2025.
Second Lien Loan and Security Agreement
On April 14, 2025, Legacy Kodiak entered into the Second Lien Loan and Security Agreement, pursuant to which Legacy Kodiak has received funding from certain lenders, including certain of Legacy Kodiak’s related parties, and issued Second Lien Loans to such parties convertible into Common Stock. In connection with the Closing, subject to certain exceptions, the Second Lien Loans automatically converted into Legacy Kodiak Common Stock and subsequently converted into shares of our Common Stock.
The following table sets forth a summary of the Second Lien Loan transactions entered into with related parties:

Lender Name	Date of Transaction(1)	Delayed Draw Second Lien Loan ($)	Number of Shares of Common Stock Received at the Closing	Related Party	Description of the Relationship
Aliya Growth Fund LLC-Series AG	04/14/2025	5,000,000	865,485	Ross Kestin	(2)
The Satin Family Revocable Trust	8/22/2025	350,000	59,242	Allyson Satin	(3)
_____________________________
(1) The delayed draw Second Liens Loans were fully funded over time.
(2) Ross Kestin is the Founding Partner and CEO of Aliya and is a former director of the Legacy Kodiak Board.
(3) Allyson Satin was the Chief Operating Officer of AACT and is a member of our Board.
For a description of the material terms of the Second Lien Loan and Security Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Other Commitments.”
Company Support Agreement
In connection with the entrance into of the Business Combination Agreement, certain Legacy Kodiak stockholders and Don Burnette entered into a Company Support Agreement with Legacy Kodiak and AACT. Among such stockholders are: (i) Aliya, which is affiliated with Ross Kestin, a former director of the Legacy Kodiak Board; (ii) SIP, which held more than 5% of the outstanding capital stock of Legacy Kodiak and holds more than 5% of our outstanding capital stock upon the Closing; (iii) Battery Ventures, which is affiliated with Scott Tobin, a director on the Legacy Kodiak Board and our Board; and (iv) Paz Eshel, who held more than 5% of the outstanding capital stock of Legacy Kodiak and holds more than 5% of our outstanding capital stock upon the Closing.
PIPE Subscription Agreements and Series A Preferred Investment
Concurrently with the execution of the Business Combination Agreement, in connection with a financing effort related to the Business Combination, AACT entered into Subscription Agreements with the PIPE Investors, including entities affiliated with Soros (Quantum Partners LP and Palindrome Master Fund LP) and Alyeska Master Fund, L.P. (“Alyeska”), who hold more than 5% of our Common Stock and Preferred Stock, respectively. Pursuant to the Subscription Agreements, the entities affiliated with Soros agreed to purchase shares of Common Stock at a price per share equal to the Redemption Price for an aggregate commitment amount of $10.0 million and Alyeska agreed to purchase shares of Common Stock at a price per share equal to 90% of the Redemption Price for an aggregate commitment amount of $50.0 million. In addition, on September 15, 2025, in connection with a financing effort related to the Business Combination, AACT entered into a Preferred Subscription Agreement with Alyeska amending and restating its Subscription Agreement, pursuant to which Alyeska agreed, among other things, to purchase, in lieu of its initial $50 million PIPE commitment, $125 million worth of shares of Series A Preferred Stock and PIPE Warrants. In connection with the Closing, the $10.0 million aggregate subscription amount of the entities affiliated with Soros was deemed satisfied and offset by their holdings of AACT Class A Ordinary Shares that were not redeemed from AACT’s trust account. At the Closing, we issued an aggregate of 122,549 shares of Series A Preferred Stock and PIPE Warrants to purchase an aggregate of 12,254,900 shares of Common Stock to Alyeska.
Indemnification Agreements
In connection with the consummation of the Business Combination, we entered into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the DGCL. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service to the fullest extent permitted by law. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit, or proceeding to the fullest extent permitted by law. Our Bylaws also empower us to purchase insurance on behalf of any person whom we are required or permitted to indemnify. For additional information related to Kodiak’s indemnification obligations in respect of its directors and officers, see the section titled “Directors, Executive Officers and Corporate Governance—Limitation on Liability and Indemnification of Directors and Officers.” We believe that the indemnification provisions in our Certificate of Incorporation and Bylaws, liability insurance and any indemnification agreements that are entered into are necessary to attract and retain talented and experienced directors and officers.
Policies and Procedures for Related Person Transactions
We have adopted a formal, written policy regarding related person transactions, which provides that a related person transaction is a transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships, in which we are a participant and in which a related person has, had or will have a direct or indirect material interest and in which the aggregate amount involved exceeds $120,000. This policy also provides that a related person means any of our executive officers and directors (including director nominees), in each case at any time since the beginning of our last fiscal year, or holders of more than 5% of any class of our voting securities and any member of the immediate family of, or person sharing the household with, any of the foregoing persons. Our Audit Committee has the primary responsibility for reviewing and approving or disapproving related person transactions. In addition to this policy, our Audit Committee charter provides that our Audit Committee shall review and approve or disapprove any related person transactions.
All related person transactions described in this section occurred prior to adoption of the formal, written policy described above, and therefore these transactions were not subject to the approval and review procedures set forth in the policy.
Director Independence
Our Board has determined that each of the directors on our Board other than Mr. Burnette and Mr. Reed qualifies as an independent director, as defined under the Nasdaq listing rules, and our Board consists of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq relating to director independence requirements. In addition, Kodiak is subject to the rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the Compensation Committee and the Audit Committee, as discussed above.
Item 14. Principal Accountant Fees and Services.
Fees Paid to Independent Registered Public Accounting Firm
The following table provides information regarding the fees billed by Deloitte & Touche LLP (“Deloitte”) for the fiscal years ended December 31, 2025 and December 31, 2024, inclusive of out-of-pocket expenses.

	2025	2024
Audit Fees(1)	$2,378,563	$—
Audit-Related Fees	—	—
Tax Fees(2)	138,513	135,914
All Other Fees	—	—
Total Fees	$2,517,076	$135,914
________________________
(1) Audit Fees consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, the review of our quarterly condensed consolidated financial statements, and audit services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings.

(2) Tax fees consist of fees for professional services for tax compliance, tax advice and tax planning.
Fees Paid to Prior Independent Registered Public Accounting Firm
WithumSmith+Brown, PC (“Withum”) served as the independent registered public accounting firm for AACT, the legal predecessor of the Company, for the period from March 15, 2021 (AACT’s inception) through the year ended December 31, 2024, and the subsequent interim period until September 24, 2025. On September 24, 2025, our Audit Committee approved the change in the Company’s independent registered public accounting firm, effective September 24, 2025, to Deloitte. The following is a summary of fees paid to Withum for services rendered for the fiscal years ended December 31, 2025 and 2024.
Audit Fees
Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2025 and 2024 totaled $194,915 and $104,520, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for audit related fees for the years ended December 31, 2025 and 2024.
Tax Fees
We did not pay Withum for tax fees for the years ended December 31, 2025 and 2024.
All Other Fees
We did not pay Withum for other services for the years ended December 31, 2025 and 2024.
Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Consistent with requirements of the SEC and the PCAOB regarding auditor independence, our audit committee is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. In recognition of this responsibility, our audit committee has established a policy for the pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.
The audit committee’s pre-approval policy provides for the pre-approval of audit, audit-related and tax services specifically described by the audit committee on an annual basis, and unless a type of service is pre-approved under the policy, it will require separate pre-approval by the audit committee if it is to be provided by the independent registered public accounting firm. The policy authorizes the audit committee to delegate to one or more of its members pre-approval authority with respect to permitted services. Following the adoption of our pre-approval policy in September 2025, all services provided by Deloitte for our fiscal year ended December 31, 2025, which includes all fees for audit services, were pre-approved by our audit committee in accordance with the policy. All services provided by Deloitte for our fiscal year ended December 31, 2025 were approved by our Board.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as part of this report are as follows:
(1) Financial Statements: Refer to the “Index to Consolidated Financial Statements” included under Part II, Item 8 of this Form 10-K.
(2) Financial Statement Schedules: All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes included under Part II, Item 8 of this Form 10-K.
(3) Exhibits: The documents listed below are incorporated by reference or are filed with this report, in each case as indicated therein.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
2.1*	Business Combination Agreement, dated as of April 14, 2025, by and among Ares Acquisition Corporation II, Kodiak Robotics, Inc. and AAC II Merger Sub, Inc.	Form S-4/A	File No. 333-287278	2.1	August 25, 2025
2.2*	Plan of Domestication of Ares Acquisition Corporation II	Form S-4/A	File No. 333-287278	2.1	August 25, 2025
3.1	Certificate of Incorporation of Kodiak AI, Inc.	Form 8-K	File No. 001-41691	3.2	September 30, 2025

3.2	Certificate of Designation	Form 8-K	File No. 001-41691	3.1	September 30, 2025
3.3	Bylaws of Kodiak AI, Inc.	Form 8-K	File No. 001-41691	3.3	September 30, 2025
4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-41691	4.4	September 30, 2025
4.2	Warrant Agreement, dated as of April 20, 2023, by and between Continental Stock Transfer & Trust Company and the Company	Form 8-K	File No. 001-41691	4.1	April 26, 2023
4.3	Form of Assumed Kodiak Warrant	Form S-4/A	File No. 333-287278	4.6	August 25, 2025
4.4	Form of Public Warrant Certificate	Form S-1/A	File No. 333-290832	4.3	April 7, 2023
4.5	Form of PIPE Warrant Certificate	Form 8-K	File No. 001-41691	4.1	September 15, 2025
4.6	Form of Non-Redemption Agreement Warrant Certificate	Form 8-K	File No. 001-41691	4.1	September 23, 2025
4.7	Description of Capital Stock					X
10.1	Amended and Restated Registration Rights Agreement, dated as of September 24, 2025, by and among the Company and each of the stockholders of the Company identified on the signature pages thereto	Form 8-K	File No. 001-41691	10.8	September 30, 2025
10.2+	Kodiak AI, Inc. 2025 Equity Incentive Plan and forms of agreements thereunder	Form 8-K	File No. 001-41691	10.15	September 30, 2025
10.3+	Kodiak AI, Inc. 2025 Employee Stock Purchase Plan.	Form 8-K	File No. 001-41691	10.16	September 30, 2025
10.4+	Kodiak AI, Inc. Executive Change in Control and Severance Policy	Form 8-K	File No. 001-41691	10.17	September 30, 2025
10.5+	Kodiak AI, Inc. Executive Incentive Compensation Plan	Form 8-K	File No. 001-41691	10.18	September 30, 2025
10.6+	Kodiak AI, Inc. Outside Director Compensation Policy	Form 8-K	File No. 001-41691	10.20	September 30, 2025
10.7+	Kodiak AI, Inc. 2018 Equity Incentive Plan and forms of agreements thereunder	Form 8-K	File No. 001-41691	10.21	September 30, 2025
10.8+	Confirmatory Employment Letter between the Company and Don Burnette, effective July 18, 2025	Form S-4/A	File No. 333-287278	10.6	August 25, 2025
10.9+	Confirmatory Employment Letter between the Company and Michael Wiesinger, effective July 18, 2025	Form S-4/A	File No. 333-287278	10.8	August 25, 2025
10.10+	Offer Letter between the Company and Surajit Datta, dated August 18, 2025					X
10.11+	Form of Indemnification Agreement between Kodiak AI, Inc. and each of its directors and executive officers	Form S-4/A	File No. 333-287278	10.10	August 15, 2025
10.12	Sponsor Support Agreement, dated as of April 14, 2025, by and among Ares Acquisition Corporation II, Kodiak Robotics, Inc. and Ares Acquisition Holdings II LP	Form S-4/A	File No. 333-287278	10.11	August 25, 2025
10.13	Form of Company Support Agreement, by and among Ares Acquisition Corporation II, Kodiak Robotics, Inc. and the persons set forth on Schedule A	Form 8-K	File No. 001-41691	10.2	April 14, 2025
10.14	Form of PIPE Subscription Agreement	Form S-4/A	File No. 333-287278	10.13	August 25, 2025
10.15	Letter Agreement, dated as of April 20, 2023, by and among Ares Acquisition Corporation II, Ares Acquisition Holdings II LP and Ares Acquisition Corporation II’s directors and officers	Form 8-K	File No. 001-41691	10.4	April 26, 2023
10.16*	Venture Loan and Security Agreement, dated as of December 31, 2025, by and among Kodiak AI, Inc., Kodiak Robotics, Inc. and Horizon Technology Finance Corporation	Form 8-K	File No. 001-41691	10.1	December 31, 2025
10.17*	Second Lien Loan and Security Agreement, by and among Kodiak Robotics, Inc., Ares Agent Services, L.P. and the lenders identified on the signature pages thereto, dated as of April 14, 2025	Form S-4/A	File No. 333-287278	10.26	August 25, 2025
10.18	First Amendment to Second Lien Loan and Security Agreement, by and among Kodiak Robotics, Inc., Ares Agent Services, L.P. and the lenders identified on the signature pages thereto, dated as of July 18, 2025	Form S-4/A	File No. 333-287278	10.27	August 25, 2025

10.19	Second Amendment to Second Lien Loan and Security Agreement, by and among Kodiak Robotics, Inc., Ares Agent Services, L.P. and the lenders identified on the signature pages thereto, dated as of August 25, 2025	Form S-4/A	File No. 333-287278	10.28	August 25, 2025
10.20*
Third Amendment to Second Lien Loan and Security Agreement, by and among Kodiak Robotics, Inc., Ares Agent Services, L.P. and the lenders identified on the signature pages thereto, dated as of March 2, 2026
						X
10.21*	Master Financing Agreement between Kodiak Robotics, Inc. and Western Alliance Equipment Finance, LLC, dated July 19, 2022	Form S-4/A	File No. 333-287278	10.24	June 30, 2025
10.22#	Master Services Agreement between Kodiak Robotics, Inc. and Fountainhead Logistics, LLC, dated July 17, 2024	Form S-4/A	File No. 333-287278	10.25	June 30, 2025
10.23#	Amendment No. 1 to Master Services Agreement between Kodiak Robotics, Inc. and Fountainhead Logistics, LLC, dated June 13, 2025	Form S-4/A	File No. 333-287278	10.26	June 30, 2025
10.24#	Master Services and Software License Agreement between Kodiak Robotics, Inc. and Applied Intuition, Inc., dated September 27, 2018	Form S-4/A	File No. 333-287278	10.27	June 30, 2025
10.25#	Renewal Agreement to Master Services and Software License Agreement between Kodiak Robotics, Inc. and Applied Intuition, Inc., dated September 19, 2024	Form S-4/A	File No. 333-287278	10.28	June 30, 2025
10.26	Board Observer Agreement, dated September 24, 2025, by and between Ares Acquisition Corporation II and Ares Acquisition Holdings II LP	Form 8-K	File No. 001-41691	10.9	September 30, 2025
10.27	Letter Agreement by and among Kodiak Robotics, Inc., Ares Acquisition Corporation II, Ares Acquisition Holdings II LP and AAC II Co-Invest LP	Form S-4/A	File No. 333-287278	10.35	August 15, 2025
10.28	Acknowledgement and Agreement, by and among Kodiak Robotics, Inc., Ares Agent Services, L.P. and AAC II Holdings II LP, dated as of September 15, 2025	Form 8-K	File No. 001-41691	10.2	September 15, 2025
10.29	Form of Subscription Agreement for Preferred Investment	Form 8-K	File No. 001-41691	10.1	September 15, 2025
10.30	Form of Common Stock Non-Redemption Agreement	Form 8-K	File No. 001-41691	10.2	September 23, 2025
10.31	Form of Warrant Non-Redemption Agreement	Form 8-K	File No. 001-41691	10.1	September 23, 2025
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries of the Company	Form S-1	File No. 333-290832	21.1	October 10, 2025
23.1	Consent of Ernst & Young LLP					X
23.2	Consent of Deloitte & Touche LLP					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Kodiak AI, Inc. Compensation Recovery Plan	Form 8-K	File No. 001-41691	10.19	September 30, 2025
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
*     Certain schedules and similar attachments to this Exhibit have been omitted in accordance with Item 601(a)(5) or (b)(2), as applicable of Regulation S-K. The registrants agree to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.
+    Indicates management contract or compensatory plan.
#    Certain confidential information contained in this exhibit has been omitted because it is both (i) not material; and (ii) the type that the registrants treat as private or confidential.
† These certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2026	KODIAK AI, INC.

	By:	/s/ Donald Burnette
Donald Burnette
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald Burnette and Surajit Datta, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Donald Burnette	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2026
Donald Burnette

/s/ Surajit Datta	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2026
Surajit Datta

/s/ Mohamed Elshenawy	Director	March 11, 2026
Mohamed Elshenawy

/s/ Kenneth Goldman	Director	March 11, 2026
Kenneth Goldman

/s/ James Reed	Director	March 11, 2026
James Reed

/s/ Allyson Satin	Director	March 11, 2026
Allyson Satin

/s/ Kristin Sverchek	Director	March 11, 2026
Kristin Sverchek

/s/ Scott Tobin	Director	March 11, 2026
Scott Tobin