Form 10-Q
period 2026-03-31
Kodiak AI, Inc.
filed 2026-05-08
CIK 1853138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐ No ☒
As of May 1, 2026, the number of shares of the registrant’s common stock outstanding was 183,850,415.

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
•    our expectations regarding our cash runway and ability to continue as a going concern;
•    our ability to raise additional capital through future debt or equity offerings and any associated dilution or restrictive covenants;
•    our expectations regarding the ongoing implementation of our enterprise resource planning system and any effect on our internal control over financial reporting;
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

Part I - Financial Information
Item 1. Financial Statements
Kodiak AI, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values; unaudited)

	March 31, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$64,950	$50,761
Marketable securities	25,242	69,908
Accounts receivable	500	879
Prepaid expenses and other current assets	4,646	4,464
Total current assets	95,338	126,012
Restricted cash	850	1,450
Property and equipment, net	29,746	26,553
Operating lease right-of-use assets	4,762	5,261
Other assets	124	131
Total assets	$130,820	$159,407
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$1,032	$1,455
Accrued expenses and other current liabilities	10,817	11,354
Operating lease liabilities, current	1,733	1,916
Debt, current portion	936	1,065
Second lien loans	11,346	10,872
Total current liabilities	25,864	26,662
Debt, net of current portion	29,752	29,878
Operating lease liabilities, noncurrent	3,253	3,584
Common stock warrants	93,688	158,346
Other liabilities	996	804
Total liabilities	153,553	219,274
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock
Series A cumulative redeemable convertible preferred stock, $0.0001 par value; 20,000 shares authorized; 142 shares issued and outstanding	223,185	223,185
Stockholders’ deficit
Common stock, $0.0001 par value; 1,980,000 shares authorized; 177,476[1] and 175,440[1] shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	18	17
Additional paid-in capital	581,245	570,578
Accumulated other comprehensive income (loss)	(2)	22
Accumulated deficit	(827,179)	(853,669)
Total stockholders’ deficit	(245,918)	(283,052)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$130,820	$159,407
________________________
[1] Excludes 6,250,000 shares legally issued and outstanding related to sponsor earn out securities (see Note 3).
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak AI, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts; unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$1,830	$1,471
Operating expenses:
Research and development	17,550	10,134
General and administrative	12,420	5,125
Truck and freight operations	8,305	4,005
Sales and marketing	1,406	806
Total operating expenses	39,681	20,070
Loss from operations	(37,851)	(18,599)
Other income (expenses):
Interest expense	(896)	(1,264)
Interest income and other, net	1,049	169
Change in fair value of common stock warrants	64,658	—
Change in fair value of second lien loans	(474)	—
Change in fair value of simple agreements for future equity	—	(108,375)
Change in fair value of redeemable convertible preferred stock warrant liabilities	—	(115)
Total other income (expenses), net	64,337	(109,585)
Net income (loss) before income taxes	26,486	(128,184)
Income tax benefit (expense)	4	(1)
Net income (loss)	$26,490	$(128,185)
Unrealized losses on marketable securities, net of tax	(24)	—
Comprehensive income (loss)	$26,466	$(128,185)

Net income (loss) per common share, basic	$0.12	$(2.16)
Net income (loss) per common share, diluted	$0.10	$(2.16)
Weighted-average common shares outstanding, basic	176,349	59,256
Weighted-average common shares outstanding, diluted	216,167	59,256
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak AI, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(In thousands; unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	142	$223,185	175,440	$17	$570,578	$(853,669)	$22	$(283,052)
Issuance of common stock upon exercise of common stock warrants	—	—	386	—	3,584	—	—	3,584
Issuance of common stock upon exercise of stock options	—	—	1,650	1	972	—	—	973
Stock-based compensation	—	—	—	—	6,111	—	—	6,111
Other comprehensive loss	—	—	—	—	—	—	(24)	(24)
Net income	—	—	—	—	—	26,490	—	26,490
Balance as of March 31, 2026	142	$223,185	177,476	$18	$581,245	$(827,179)	$(2)	$(245,918)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	93,963	$170,648	87,646	$—	$17,309	$(268,144)	$—	$(250,835)
Reverse recapitalization	(31,723)	—	(29,589)	6	(6)	—	—	—
Balance as of December 31, 2024	62,240	$170,648	58,057	$6	$17,303	$(268,144)	$—	$(250,835)
Issuance of common stock upon exercise of common stock warrants	—	—	17	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	942	—	508	—	—	508
Stock-based compensation	—	—	—	—	1,878	—	—	1,878
Net loss	—	—	—	—	—	(128,185)	—	(128,185)
Balance as of March 31, 2025	62,240	$170,648	59,016	$6	$19,689	$(396,329)	$—	$(376,634)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak AI, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands; unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income (loss)	$26,490	$(128,185)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,412	532
Stock-based compensation	6,024	1,878
Non-cash lease expense	499	447
Accretion of discount on marketable securities	(358)	—
Change in fair value of second lien loans	474	—
Change in fair value of simple agreements for future equity	—	108,375
Change in fair value of redeemable convertible preferred stock warrant liabilities	—	115
Change in fair value of common stock warrants	(64,658)	—
Non-cash interest expense	109	228
Loss on disposal of property and equipment	85	130
Changes in operating assets and liabilities:
Accounts receivable	379	1,057
Prepaid expenses and other current assets	575	133
Other assets	7	—
Accounts payable	556	1,387
Accrued expenses and other current liabilities	(766)	(2,149)
Operating lease liabilities	(514)	(444)
Other liabilities	192	(10)
Net cash used in operating activities	(29,494)	(16,506)
Investing activities:
Proceeds from maturities of marketable securities	45,000	—
Purchases of property and equipment	(5,531)	(2,320)
Net cash provided by (used in) investing activities	39,469	(2,320)
Financing activities:
Repayment of debt	(364)	(2,249)
Proceeds from issuance of simple agreements for future equity	—	21,660
Proceeds from exercise of stock options	985	383
Proceeds from exercise of common stock warrants	3,593	—
Payments for deferred offering costs	—	(10)
Net cash provided by financing activities	4,214	19,784
Net change in cash and cash equivalents and restricted cash	14,189	958
Cash and cash equivalents and restricted cash at beginning of period	52,211	18,159
Cash and cash equivalents and restricted cash at end of period	$66,400	$19,117
Components of cash and restricted cash at period end:
Cash and cash equivalents	$64,950	$17,667
Restricted cash included in prepaid and other current assets	600	—
Restricted cash	850	1,450
Total cash and cash equivalents and restricted cash	$66,400	$19,117
Supplemental disclosure of cash activities:
Cash paid for interest	$798	$1,039
Supplemental disclosure of non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$585	$833
Proceeds from exercise of stock options included in prepaid and other current assets	$1	$125
Deferred offering costs related to reverse recapitalization included in accrued liabilities	$—	$160
Unrealized losses on marketable securities	$(24)	$—

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
On September 24, 2025 (the “Closing Date” or “Closing”), the Company (formerly known as Ares Acquisition Corporation II or “AACT”) consummated a merger (the “Merger”) with Kodiak Robotics, Inc. (“Legacy Kodiak”). The Merger was accounted for as a reverse recapitalization, with Legacy Kodiak being the accounting acquirer and AACT being the acquired company for accounting purposes.
Accordingly, the historical financial information presented in these unaudited condensed consolidated financial statements represents the accounts of Legacy Kodiak. Pursuant to a definitive business combination agreement dated April 14, 2025 (the “BCA”), the share and per share amounts for periods prior to the Merger have been retroactively converted as shares reflecting the per share merger consideration established in the Closing.
Liquidity and Going Concern
The Company has incurred recurring losses from operations and negative cash flows from operations since inception and, as of March 31, 2026, had an accumulated deficit of $827.2 million. As of March 31, 2026, the Company had cash and cash equivalents and marketable securities totaling $90.2 million, and short-term debt obligations totaling $12.3 million consisting of the current portion of debt and second lien loans. The Company expects to incur additional losses and increased expenses in future periods as it continues to scale its business, invest in research and development efforts, increase employee headcount, and incur other expenses commonly associated with being a public company.
Management's plans to fund its operations include seeking additional funding through debt or equity offerings, including in the near term in the form of issuing equity and equity-linked securities and incurring additional indebtedness. On May 8, 2026, the Company closed a private placement of common stock and warrants resulting in aggregate gross proceeds of approximately $100.0 million (see Note 17). If additional capital is not obtained, management may need to modify its operational plan by reducing research and development initiatives and lowering growth expectations.
The Company’s cash and cash equivalents and marketable securities as of March 31, 2026, together with the proceeds raised from the private placement, will not be sufficient to fund its operations and meet its obligations as they become due for at least one year after the date these condensed consolidated financial statements are filed. Inclusive of the expected net proceeds from the private placement, the Company expects to be able to fund its business plan into the second quarter of 2027. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K filed with the SEC on March 11, 2026.
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include normal recurring

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026 and the results of operations for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other future interim or annual period.
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
Significant Accounting Policies
There were no significant changes to the Company's significant accounting policies disclosed in “Note 2 – Summary of Significant Accounting Policies” of its Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 11, 2026.
There have been no new accounting pronouncements issued or adopted during the three months ended March 31, 2026, that had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.
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
The Company is also subject to credit risk from its accounts receivable and does not require any collateral. One customer (Customer B) represented 10% or greater of the Company’s accounts receivable balance, accounting for 73% and 89% as of March 31, 2026 and December 31, 2025, respectively.
Customers representing 10% or more of the Company’s revenue for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Customer A	—%	68%
Customer B	82%	12%

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS” Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards using private company timelines. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
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

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The net assets of AACT were recognized at historical cost as of the Closing, with no goodwill or other intangible assets recorded. Operations prior to the merger presented are those of Legacy Kodiak and the accumulated deficit of Legacy Kodiak has been carried forward after the Closing.
Series A Preferred Investment
On September 15, 2025, in connection with a financing transaction related to the Merger, AACT entered into subscription agreements with certain institutional and accredited investors (collectively, the “Preferred Investors”) for an aggregate purchase price of $145.0 million. At the Closing, the Preferred Investors purchased shares of the Company’s Series A cumulative redeemable convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), with a stated value of $1,200.00 per share (the “Stated Value”). Additionally, the Preferred Investors received warrants to purchase 125% of the shares of the Company’s common stock issuable upon conversion of the Series A Preferred Stock as of the Closing Date, at an exercise price of $12.00 per share (the “PIPE Warrants”). At the Closing, the Company issued an aggregate of 142,155 shares of the Series A Preferred Stock and an aggregate of 17,769,375 PIPE Warrants to purchase shares of its common stock to the Preferred Investors, for total gross proceeds of $145.0 million (see Note 10).
Non-Redemption Agreements
On September 22, 2025, AACT and Legacy Kodiak entered into non-redemption agreements (the “NRA”) with certain unaffiliated third-party holders of AACT Class A ordinary shares (the “Non-Redemption Investors”). The Non-Redemption Investors agreed not to redeem, or to rescind their redemption requests for, an aggregate of 3,319,712 AACT Class A ordinary shares. The Company agreed to issue to the Non-Redemption Investors, for no additional consideration, either (i) warrants to purchase shares of Kodiak common stock at an exercise price of $12.00 per share (the “NRA Warrants”) or (ii) shares of Kodiak common stock (the “NRA Shares”). At the Closing, the Company issued NRA Warrants to purchase 7,606,666 shares of its common stock (see Note 9) and 368,028 NRA Shares. As the NRA Shares and NRA Warrants represented a nonreciprocal transfer of value to certain AACT equity holders, their fair values — $3.2 million for the NRA Shares and $37.0 million for NRA Warrants — were expensed during the third quarter of 2025.
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

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
In the event of a change of control during the Earn-Out Period that results in a per-share price for Kodiak common stock equal to or in excess of a triggering event threshold, the corresponding Triggering Event will be deemed to have occurred and the related Earn Out Securities shall be issued or vest immediately prior to the consummation of the change of control. Once issued after the triggering event, which is an exercise contingency and not a settlement condition, the Earn Out Securities are equity-classified instruments because they are indexed to the Company's own common stock. As of March 31, 2026, the Company had not met any of the triggering events.

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4. Cash Equivalents and Marketable Securities
The following tables summarize the amortized cost and fair value of the Company’s cash equivalents and marketable securities by major category for the periods presented (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$60,687	$—	$—	$60,687
Total cash equivalents	$60,687	$—	$—	$60,687
Marketable securities:
U.S. Treasury securities	$25,244	$—	$(2)	$25,242
Total marketable securities	$25,244	$—	$(2)	$25,242

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$33,320	$—	$—	$33,320
Total cash equivalents	$33,320	$—	$—	$33,320
Marketable securities:
U.S. Treasury securities	$69,886	$22	$—	$69,908
Total marketable securities	$69,886	$22	$—	$69,908
For the three months ended March 31, 2026, interest income was $1.0 million and was included within interest income and other, net in the condensed consolidated statements of operations and comprehensive income (loss). Interest income for the three months ended March 31, 2025 was not material.
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
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$60,687	$—	$—	$60,687
U.S. Treasury securities	—	25,242	—	25,242
Total assets measured at fair value	$60,687	$25,242	$—	$85,929
Liabilities
Common stock warrants
PIPE Warrants	$—	$—	$65,605	$65,605

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

NRA Warrants	—	—	28,083	28,083
Second lien loan	—	—	11,346	11,346
Total liabilities measured at fair value	$—	$—	$105,034	$105,034

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$33,320	$—	$—	$33,320
U.S. Treasury securities	—	69,908	—	69,908
Total assets measured at fair value	$33,320	$69,908	$—	$103,228
Liabilities
Common stock warrants
PIPE Warrants	$—	$—	$110,881	$110,881
NRA Warrants	—	—	47,465	47,465
Second lien loan	—	—	10,872	10,872
Total liabilities measured at fair value	$—	$—	$169,218	$169,218
All of the Company’s money market funds and U.S. Treasury securities are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value representing its estimated fair value.
The Company measures its warrant liabilities (see Note 9) and second lien loans (see Note 7) at fair value based on significant inputs not observable in the market and therefore represent Level 3 inputs.
The valuations of the warrant liabilities and second lien loans use assumptions and estimates the Company believes would be made by a market participant in making the same valuation. Changes in the fair value of these instruments were recognized in other income (expenses) in the Company’s condensed consolidated statements of operations and comprehensive income (loss).
Warrant Liabilities - PIPE Warrants and NRA Warrants
The Company determined the fair value of each of its PIPE Warrants and NRA Warrants using a Monte Carlo simulation model. The key assumptions used to determine the fair value as of March 31, 2026 and December 31, 2025 included a risk-free rate of 3.9% and 3.8%, respectively, and volatility of 55.0% for both periods. Changes in the fair value were recorded under change in fair value of common stock warrants in the condensed consolidated statements of operations and comprehensive income (loss).
Second Lien Loans
The Company determined the fair value of the outstanding second lien loans with a principal amount of $10.0 million using a pay-off-to-maturity method. The key valuation assumptions used to determine the fair value as of March 31, 2026 and December 31, 2025 included an implied discount rate of 26.3% and 23.7%, respectively.
Fair Value Remeasurement
The following table summarizes changes in the estimated fair values of these liabilities (in thousands):

	PIPE Warrants	NRA Warrants	Second Lien Loans
Balance as of December 31, 2025	$110,881	$47,465	$10,872
Fair value remeasurement	(45,276)	(19,382)	474
Balance as of March 31, 2026	$65,605	$28,083	$11,346

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

	SAFE[1]	Legacy Kodiak Redeemable Convertible Preferred Stock Warrants[1]
Balance as of December 31, 2024	$59,301	$1,619
Issuance during the year	21,660	—
Fair value remeasurement	108,375	115
Balance as of March 31, 2025	$189,336	$1,734
____________________
1 In connection with the Closing, these instruments were fully converted, exercised, or assumed and reclassified to equity (see Note 3). Accordingly, there were no outstanding balances as of March 31, 2026 and December 31, 2025.

6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025

Prepaid expenses and other receivables	$3,541	$4,064
Restricted cash	600	—
Payroll tax credit receivable	400	400
Deferred contract costs	105	—
Total prepaid expenses and other current assets	$4,646	$4,464
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025

Equipment and hardware	$19,403	$14,708
Leasehold improvements	7,317	7,317
Vehicles	7,297	7,297
Technology infrastructure	3,213	3,195
Other	816	804
Total property and equipment	38,046	33,321
Less: accumulated depreciation	(18,632)	(17,151)
Construction in progress	10,332	10,383
Total property and equipment, net	$29,746	$26,553
Depreciation and amortization expense was $1.4 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025

Accrued bonus	$4,533	$5,349
Accrued payroll and related expenses	1,565	1,622
Other current liabilities and accrued expenses	3,709	4,203
Deferred revenue	1,010	180
Total accrued expenses and other current liabilities	$10,817	$11,354
7. Debt
Second Lien Loans
In connection with the Merger, certain second lien loans automatically converted into Kodiak common stock. The remaining $10.0 million in principal, which originated from the exchange of a SAFE from an affiliate of AACT (see Note 3), remained outstanding as of March 31, 2026, with a fair value of $11.3 million and a maturity date of October 1, 2026.
The second lien loans bear interest at an interest rate per annum equal to the prime rate plus 9.00%, subject to a minimum rate of 13.75%. Interest accrues on the first business day of each month, and is capitalized and included in the principal balance due at maturity. The interest rate applicable to the second lien loans was 16.50%. The Company was in compliance with its covenants as of March 31, 2026.
2025 Credit Facility
In December 2025, the Company entered into a venture loan and security agreement (the “2025 Credit Facility”), which amended and restated its then-existing venture loan and security agreement originally executed in September 2022 (the “2022 Credit Facility”). The 2025 Credit Facility provided for secured term loans of up to an aggregate principal amount of $30.0 million, which was drawn in full upon execution. The proceeds (i) were used to repay the then-outstanding principal balance of $15.0 million and the final repayment fee of $1.2 million under the 2022 Credit Facility, and (ii) are being used for working capital and general corporate purposes. Borrowings under the 2025 Credit Facility are secured by substantially all of the assets of the Company, including the Company's intellectual property, subject to certain customary exceptions. The 2025 Credit Facility contains customary covenants and customary events of default. The Company was in compliance with its covenants as of March 31, 2026.
Borrowings under the 2025 Credit Facility mature in January 2030 and provide for interest-only payments from February 1, 2026 to July 1, 2028. Consecutive payments of principal and interest are due beginning on August 1, 2028 once the interest-only period elapses. The 2025 Credit Facility bears interest that is payable monthly at 3.50% plus the greater of (i) 6.50% and (ii) the prime rate. The interest rate under the 2025 Credit Facility was 10.25%. In addition, a final payment fee of $1.2 million is due upon the earlier of prepayment or maturity of the debt. The Company has the option to prepay the entire balance of the debt subject to a prepayment fee ranging from 1.0% to 2.0% depending on the timing of such repayments.
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
2022 Equipment Facility
In July 2022, the Company entered into a financing agreement with a lender to borrow up to $10.0 million as equipment line advances (the “2022 Equipment Facility”) pursuant to which it borrowed at various dates an aggregate principal

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
amount of $8.5 million. Borrowings under the 2022 Equipment Facility are secured by the specific assets that were financed. The 2022 Equipment Facility contains customary representations and warranties, non-financial covenants and customary events of default. The Company was in compliance with its covenants as of March 31, 2026.
Borrowings under the 2022 Equipment Facility mature in March 2028 and repayments of principal and interest are due monthly commencing in the month following each draw. As of March 31, 2026, and December 31, 2025, the aggregate principal amount outstanding was $1.6 million and $1.9 million, respectively. The 2022 Equipment Facility bears an annual interest rate equivalent to a five-year swap plus 3.38% or ranging from approximately 6.0% to 7.0%.
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
As of March 31, 2026, the Company’s future minimum principal payments under its debt arrangements are as follows (in thousands):

Year Ended December 31,	Second Lien Loans	Other Debt	Total
2026 (remaining nine months)	$10,000	$704	$10,704
2027	—	808	808
2028	—	8,378	8,378
2029	—	20,000	20,000
2030	—	2,867	2,867
Total principal debt payments and final payment fee	10,000	32,757	42,757
Less: unamortized debt discount	—	(929)	(929)
Less: unamortized final payment fee	—	(1,140)	(1,140)
Less: Debt, current portion	(10,000)	(936)	(10,936)
Debt, net of current portion	$—	$29,752	$29,752
8. Commitments and Contingencies
Litigation
From time to time, the Company may become involved in various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. As of March 31, 2026, the Company was not involved in any legal actions that could have a material effect on the Company’s financial position, results of operations or liquidity.
Purchase Commitments
The Company’s contracts with vendors in the conduct of the normal course of its business are generally terminable with advanced written notice and payment for any products or services received by the Company through the effective time of termination. However, the Company has entered into contracts to purchase services under which non-cancellable future minimum payments as of March 31, 2026, were as follows (in thousands):

Year ended December 31,	Amount
2026 (remaining nine months)	$5,530
2027	3,113
2028	349
2029	130
Total	$9,122

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
9. Warrant Liabilities
Common Stock Warrant Liabilities
As of March 31, 2026, the Company had the following liability classified warrants to purchase shares of its common stock outstanding (in thousands, except exercise price per share):

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
NRA Warrants
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
In connection with the private placement of common stock and warrants on May 8, 2026, the exercise price of the PIPE Warrants and NRA Warrants was adjusted to $6.00 per share (see Note 17).
Legacy Kodiak Warrant Liabilities - Redeemable Convertible Preferred Stock Warrants
At the Closing, certain Legacy Kodiak warrants to purchase shares of redeemable convertible preferred stock that had previously been issued were net settled, resulting in the issuance of 614,799 shares of Kodiak common stock. In addition, certain Legacy Kodiak warrants to purchase shares of redeemable convertible preferred stock were assumed by the Company and became 558,559 shares to purchase its common stock, or the Assumed Kodiak Warrants (see Note 3).
Upon the Closing, the Kodiak Assumed Warrants were remeasured and reclassified to equity as the criteria for equity classification were met (see Note 11).
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

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
model. The valuation of the Series A Preferred Stock incorporated key assumptions, including a dividend rate of 9.99% (payable in kind), a five-year redemption period, a discount rate of 25%, and a volatility assumption of 55%.
The valuations indicated an aggregate fair value of $315.6 million, consisting of $229.2 million for the Series A Preferred Stock and $86.4 million for the PIPE Warrants. As the aggregate fair value exceeded the $145.0 million of proceeds received, the Company recognized a total loss of $170.6 million during the third quarter of 2025.
As it is probable that the Series A Preferred Stock will become redeemable based on the passage of time as the holders may redeem at any time after the 5-year anniversary of the Closing Date, the Series A Preferred Stock was recorded in mezzanine equity in the condensed consolidated balance sheet. The Company elected to record changes in the redemption value as they occur and adjust the carrying amount equal to the redemption amount. As the carrying value of the Series A Preferred Stock of $223.2 million was greater than its redemption value (and liquidation preference) of $179.5 million as of March 31, 2026, no change in redemption value was required to be recorded for the three months ended March 31, 2026.
The significant rights and preferences of the Series A Preferred Stock are as follows:
Dividends
The Series A Preferred Stock accrues dividends daily at an annual rate of 9.99% when dividends are paid in additional shares of preferred stock, or 7.99% when paid in cash. Dividends compound on a semi-annual basis, payable on June 1 and December 1 each year, and accumulate whether or not declared. Dividends accrued as of December 1, 2025 were paid in kind, which resulted in the accrued value of the Series A Preferred Stock increasing from a stated value $1,200.0 to $1,222.7 per share. As of March 31, 2026, dividends had accrued from December 2, 2025 through period-end but had not yet been paid or compounded.
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
Conversion
Each share of Series A Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder. The number of shares issuable upon conversion is determined by dividing the carrying amount of the preferred share, including any accrued but unpaid dividends, by the applicable conversion price. The initial conversion price is $12.00 per share, subject to adjustment for stock dividends, stock splits, combinations, and similar events, as well as customary anti-dilution provisions. In connection with the private placement of common stock and warrants on May 8, 2026, the conversion price was adjusted to $6.00 per share (see Note 17).
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

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
Common stock reserved for future issuance as of March 31, 2026 was as follows (in thousands).

March 31, 2026
Earn Out Securities	74,998
Common stock warrants[1]	64,839
Outstanding stock options	53,107
Shares available for issuance under equity incentive plan	25,961
Cumulative redeemable convertible preferred stock[2]	14,960
Shares available for issuance under the ESPP	7,456
Total	241,321
____________________
[1] Common stock warrants include both equity-classified and liability-classified warrants (see Note 9).
[2] Includes shares issuable for accrued interest paid-in-kind (see Note 10).
Equity-Classified Common Stock Warrants
As of March 31, 2026, the Company had the following equity-classified common stock warrants outstanding (in thousands, except exercise price per share):

	Shares Underlying Warrants	Exercise Price Per Share	Expiration Date
Public Warrants	24,604	$9.28	9/24/2030
Private Placement Warrants	14,300	$9.28	9/24/2030
Assumed Kodiak Warrants	559	$2.24	12/31/2028, 6/30/2031
Total outstanding	39,463
Public and Private Placement Warrants
The Company may redeem the Public Warrants if the last reported sales price of Kodiak common stock equals or exceeds $14.53 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
which the Company provides notice of redemption to the warrant holders. Redemption may be redeemed only in full, not in part, and requires a minimum of 30 days’ prior written notice. Once exercisable, the Public Warrants may be redeemed by the Company at a redemption price of $0.01 per warrant. The Company may require a cashless exercise of the Public Warrants upon redemption.
The Private Placement Warrants are substantially identical to the Public Warrants, except that they are exercisable on a cashless basis and are non-redeemable. The exercise price and number of shares of common stock for the warrants are subject to adjustment for certain corporate events, such as share dividends, recapitalizations, and mergers. The warrants are not adjusted for common stock issued below the exercise price, and the Company is not obligated to net cash settle them. Accordingly, the warrants are equity-classified because they are indexed to the Company’s common stock and the number of shares of common stock issuable upon exercise is not based on a fixed monetary amount.
Assumed Kodiak Warrants
In connection with the Merger, each outstanding and unexercised Legacy Kodiak warrant was converted into an Assumed Kodiak Warrant. Upon the Closing Date, the Assumed Kodiak Warrants were remeasured to fair value and reclassified from liability to equity (see Note 3). The warrants met the conditions for equity classification because they are indexed to the Company's common stock and provide for the issuance of a fixed number of shares upon exercise. The warrants do not contain any mandatory redemption features requiring settlement in cash or other assets.
12. Stock-based Compensation
The Company grants stock-based awards under the Kodiak 2025 Equity Incentive Plan (the “2025 EIP”). The Company also maintains the Legacy Kodiak 2018 Equity Incentive Plan (the “2018 Plan”), under which outstanding awards continue to vest but no further awards may be granted. As of March 31, 2026, 25,961,262 and 7,455,905 shares of the Company's common stock were available for future issuance under the 2025 EIP and the 2025 Employee Stock Purchase Plan (the “ESPP”), respectively. The first offering period under the ESPP had not commenced as of March 31, 2026.
Stock Option Activity
Stock option activity under the Company’s equity incentive plan was as follows:

	Options Outstanding
	Number of Options (in thousands)	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	55,438	$1.90
Granted	—	—
Exercised	(1,650)	0.59
Forfeited	(677)	2.61
Expired	(4)	0.47
Outstanding as of March 31, 2026	53,107	$1.93	6.8	$272,103
Exercisable as of March 31, 2026	35,645	$0.84	5.8	$217,293
The aggregate intrinsic value in the above table is calculated as the difference between the exercise price of the underlying stock options and the Company’s fair value of its common stock as of the balance sheet date.
As of March 31, 2026, total unrecognized compensation expense related to unvested options was $56.2 million, which the Company expects to recognize over an estimated weighted-average period of 2.7 years.

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Restricted Stock Units
RSUs activity under the Company's equity incentive plan was as follows:

	Unvested RSUs Outstanding
	Number of RSUs (in thousands)	Weighted–Average Grant-Date Fair Value
Outstanding as of December 31, 2025	2,622	$5.91
Granted	672	8.75
Vested	—	—
Forfeited	(243)	5.97
Outstanding as of March 31, 2026	3,051	$6.53
As of March 31, 2026, total unrecognized compensation expense related to unvested RSUs was $18.4 million, which the Company expects to recognize over an estimated weighted-average period of 3.9 years.
Stock-based Compensation
Total stock-based compensation recorded in the Company’s condensed consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$2,442	$1,185
General and administrative	3,039	482
Truck and freight operations	168	143
Sales and marketing	375	68
Total stock-based compensation	$6,024	$1,878
Stock-based compensation included in capitalized hardware and construction in progress costs was approximately $0.5 million and $0.4 million as of March 31, 2026 and December 31, 2025, respectively.
13. Revenues
The Company’s revenues are primarily derived from (i) providing Driver-as-a-Service (“DaaS”) to customers, (ii) delivering freight via Kodiak-owned autonomous trucks powered by the Kodiak Driver, and (iii) providing ground autonomy solutions to the U.S. military. The Company recognizes revenue when customers obtain control of promised services in an amount that reflects the consideration the Company expects to receive for those services.
Disaggregation of Revenues
The Company’s revenues were generated from customers located in the U.S. For the three months ended March 31, 2026, revenues were composed of 82% from DaaS, 15% from freight delivery, and the remainder related to providing ground autonomy solutions. For the three months ended March 31, 2025, revenues were composed of 68% from providing ground autonomy solutions, 20% from freight delivery, and the remainder related to DaaS.
The Company’s contracts with a duration of one year or more consisted entirely of a DaaS arrangement with a single customer as of March 31, 2026. The aggregate amount of the transaction price allocated to unsatisfied performance obligations was $28.8 million as of March 31, 2026, which is expected to be recognized ratably over the respective service periods of each underlying contract through March 2030.

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Contract Balances
As of March 31, 2026 and December 31, 2025, the Company did not have any material amounts related to unbilled receivables or contract assets. The Company's contract liabilities were $1.7 million and $0.7 million as of March 31, 2026 and December 31, 2025, respectively. Contract liabilities were included in accrued expenses and other current liabilities and other liabilities on the condensed consolidated balance sheets.
14. Income Taxes
The Company’s income tax expense was not material for the three months ended March 31, 2026, and 2025.
The Company’s effective tax rate for the three months ended March 31, 2026, and 2025 was approximately 0%. For the periods presented, the difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain non-deductible items, the absence of current taxable income, and the full valuation allowance on deferred tax assets.
15. Net Income (Loss) Per Common Share
The following table summarizes the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator
Net income (loss)	$26,490	$(128,185)
Less: cumulative dividends to preferred stockholders	(3,424)	—
Less: undistributed earnings to participating securities	(1,763)	—
Net income (loss) attributable to common stockholders, basic	21,303	(128,185)
Add: adjustments to undistributed earnings to participating securities	304	—
Net income (loss) attributable to common stockholders, diluted	$21,607	$(128,185)
Denominator
Weighted-average common shares outstanding, basic	176,349	59,256
Effect of dilutive stock options and RSUs	39,818	—
Weighted-average common shares outstanding, diluted	216,167	59,256
Net income (loss) per common share, basic	$0.12	$(2.16)
Net income (loss) per common share, diluted	$0.10	$(2.16)
The following potentially dilutive common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Common stock warrants	64,839	258
Redeemable convertible preferred stock	14,960	62,240
Common stock options and RSUs	9,928	49,223
Redeemable convertible preferred stock warrants	—	1,305
Total	89,727	113,026
The 74,998,317 shares and 6,250,000 shares of common stock equivalent subject to the remaining Earn Out Securities and Sponsor Earn Out Securities, respectively, are excluded from the anti-dilutive table above as of March 31, 2026 as the underlying shares remain contingently issuable as the triggering events have not been satisfied (see Note 3).

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Excluded from common stock warrants in the anti-dilutive table above as of March 31, 2026 and 2025 were those warrants with a nominal exercise price, which were included in the computation of basic and diluted net income (loss) per share on the date all necessary conditions were satisfied for issuance, which was from the date any service-based vesting conditions were met.
16. Segment
The Company has one operating and reportable segment related to the development of autonomous vehicle technology and related services that can be applied at scale across a broad range of industries and environments. Factors used in determining the reportable segment include the nature of the Company’s activities, the organizational and reporting structure and the type of information reviewed by the chief operating decision maker (“CODM”), its chief executive officer, to allocate resources and evaluate financial performance. Net income (loss) is the key measure of segment profit and loss that the CODM uses to allocate resources and assess performance. The CODM uses net income (loss) to evaluate the Company’s expenditures and monitor budget-to-actual results. The CODM considers budget-to-actual variances and available cash when making decisions about the allocation of resources across the organization.
Significant expenses within net income (loss) include research and development, general and administrative, truck and freight operations and sales and marketing, which are separately presented on the Company’s condensed consolidated statements of operations and comprehensive income (loss). The Company’s long-lived assets are located in the United States.
17. Subsequent Events
Private Investment in Public Equity
On May 7, 2026, the Company entered into subscription agreements with certain investors for a private placement of common stock and warrants (the “PIPE Transaction”). Pursuant to the subscription agreements, the Company agreed to issue and sell an aggregate of 15,384,609 shares of its common stock at $6.50 per share and warrants to purchase an aggregate of 15,384,609 shares of common stock at $6.00 per share, which will become exercisable immediately upon issuance, for aggregate gross proceeds of approximately $100.0 million. In connection with the consummation of the PIPE Transaction, the conversion price of the outstanding Series A Preferred Stock was adjusted to $6.00 per share and the exercise price of the PIPE Warrants and NRA Warrants was adjusted to $6.00 per share. The Company intends to use the net proceeds from the PIPE Transaction for working capital and general corporate purposes. The PIPE Transaction closed and funded on May 8, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
On September 24, 2025 (the “Closing Date” or “Closing”), Kodiak Robotics, Inc. (“Legacy Kodiak”) and Ares Acquisition Corporation II (“AACT”) consummated the merger transaction (the “Merger”) and AACT changed its name to Kodiak AI, Inc. (the “Company” or “Kodiak”). As a result, the financial statements of Legacy Kodiak are now the financial statements of Kodiak.
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on March 11, 2026.
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
We serve customers in the long-haul trucking, industrial trucking, and defense industries. In December 2024, we launched our driverless solution, which we refer to as the Kodiak Driver. We believe the launch of the Kodiak Driver represents the first customer-owned and -operated driverless trucks in commercial service. In addition, our customers have utilized Kodiak-owned driverless trucks to deliver revenue-generating loads across the southern United States. As of March 31, 2026, Kodiak Driver-powered vehicles have logged over 23,500 Cumulative Hours of Paid Driverless Operations and have delivered over 15,600 loads. In the defense industry, we believe the Kodiak Driver can support national security initiatives and critical government applications.
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
In September 2025, we completed the Merger accounted for as a reverse recapitalization, with Legacy Kodiak as the accounting acquirer. Consequently, historical results prior to the Merger are those of Legacy Kodiak. The transaction, including a concurrent private investment in public equity financing, generated $171.2 million in net proceeds through the issuance of Series A cumulative redeemable convertible preferred stock. We are using these funds to scale operations and support incremental public company costs. See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information.
Key Factors Affecting our Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Quarterly Report titled “Risk Factors.”
Evolution of Business Model
Our business model has evolved and will continue to evolve in parallel with the growth of our business. Initially, our revenue was generated by transporting commercial freight using Kodiak-owned autonomous trucks and from our work with the U.S. Army. This approach allowed us to refine the Kodiak Driver, demonstrate commercial viability, grow our customer base and establish a freight network spanning approximately 25,000 miles across the southern United States and demonstrate the viability of the Kodiak Driver across multiple operating domains.
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
Commercialization
We launched our DaaS business in December 2024 with Atlas, and as of March 31, 2026, have surpassed 23,500 Cumulative Hours of Paid Driverless Operations. We anticipate scaling our deployment with Atlas over the course of 2026 and beyond. We are also exploring opportunities among additional customers that operate in remote, unstructured environments similar to the Permian Basin. Like Atlas, these customers face acute driver recruitment issues and 24/7 operational requirements, presenting attractive growth and profitability opportunities. We additionally see an opportunity to expand our work on unimproved roads internationally, in similarly-well suited markets such as Australia, the Middle East, and Canada.
We also continue to prepare our long-haul trucking and industrial trucking customers for our DaaS business model through our Partner Deployment Program (“PDP”) as we work to expand our safety case to the long-haul trucking vertical. Inclusive of both our operations with Atlas and with our over-the-road customers, as of March 31, 2026, Kodiak Driver-powered vehicles have delivered over 15,600 loads.
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
In December 2024, we commenced tracking Cumulative Hours of Paid Driverless Operations following the initial delivery of the Kodiak Driver-powered trucks to Atlas. As of March 31, 2026, we have surpassed 23,500 Cumulative Hours of Paid Driverless Operations.
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
This metric reflects commercial adoption, operational scaling and our ability to deliver autonomous vehicles capable of operating without a safety driver. As of March 31, 2026, our customers had 28 Customer-Owned Driverless Vehicles.
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

	Three Months Ended March 31,
(in thousands)	2026	2025

GAAP loss from operations	$(37,851)	$(18,599)
Stock-based compensation	6,024	1,878
Non-GAAP loss from operations	$(31,827)	$(16,721)
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

	Three Months Ended March 31,
(in thousands)	2026	2025

GAAP net cash used in operating activities	$(29,494)	$(16,506)
Purchases of property and equipment	(5,531)	(2,320)
Free cash flow	$(35,025)	$(18,826)

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
Other Income (Expenses)
Other income (expenses) consists primarily of (i) changes in fair value as a result of the remeasurement of our common stock warrants, second lien loans, simple agreements for future equity (“SAFEs”), and redeemable convertible preferred stock warrant liabilities; (ii) interest income and other net, which includes income on our cash equivalents and marketable securities; and (iii) interest expense incurred on our debt obligations.
Results of Operations
Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
Our results of operations for the periods indicated are summarized in the table below (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenues	$1,830	$1,471	$359	24%
Operating expenses:
Research and development	17,550	10,134	7,416	73%
General and administrative	12,420	5,125	7,295	142%
Truck and freight operations	8,305	4,005	4,300	107%
Sales and marketing	1,406	806	600	74%
Total operating expenses	39,681	20,070	19,611	98%
Loss from operations	(37,851)	(18,599)	(19,252)	(104%)
Other income (expenses):
Interest expense	(896)	(1,264)	368	29%
Interest income and other, net	1,049	169	880	521%
Change in fair value of common stock warrants	64,658	—	64,658	N/M
Change in fair value of second lien loans	(474)	—	(474)	N/M
Change in fair value of simple agreements for future equity	—	(108,375)	108,375	100%
Change in fair value of redeemable convertible preferred stock warrant liabilities	—	(115)	115	100%
Total other income (expenses), net	64,337	(109,585)	173,922	159%
Net income (loss) before income taxes	$26,486	$(128,184)	$154,670	121%
N/M = not meaningful

Revenues
Revenues increased by $0.4 million, or 24%, to $1.8 million for the three months ended March 31, 2026 from $1.5 million for the three months ended March 31, 2025. The increase was primarily attributed to a $1.3 million increase in DaaS revenue, partially offset by a $1.0 million decrease related to our contract with the U.S. Army.
Research and Development
Research and development expenses increased by $7.4 million, or 73%, to $17.6 million for the three months ended March 31, 2026 from $10.1 million for the three months ended March 31, 2025. The increase was primarily attributable to $5.1 million of higher headcount-related expenses, as well as an increased investment of $1.5 million in software and other tools to support our artificial intelligence and machine learning initiatives.
General and Administrative
General and administrative expenses increased by $7.3 million, or 142%, to $12.4 million for the three months ended March 31, 2026 from $5.1 million for the three months ended March 31, 2025. The increase was primarily attributable to $4.6 million of higher headcount-related expenses, as well as an increase of $2.0 million in costs incurred for legal, accounting and other professional services, primarily associated with becoming a public company.
Truck and Freight Operations
Truck and freight operations expenses increased by $4.3 million, or 107%, to $8.3 million for the three months ended March 31, 2026 from $4.0 million for the three months ended March 31, 2025. The increase was primarily attributable to $2.3 million of higher headcount-related expenses, as well as an increase of $2.0 million in operational infrastructure costs, both of which were to support DaaS operations and development related to our over-the-road launch.
Sales and Marketing
Sales and marketing expenses increased by $0.6 million, or 74%, to $1.4 million for the three months ended March 31, 2026 from $0.8 million for the three months ended March 31, 2025. The increase was primarily attributable to $0.4 million of higher headcount-related expenses, as well as an increase of $0.2 million in marketing expenses.
Other Income (Expenses)
Other income (expenses), net increased by $173.9 million, or 159% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily attributable to a $108.4 million loss on the change in fair value of simple agreements for future equity for the three months ended March 31, 2025 that did not recur in 2026, as well as a $64.7 million gain on the change in fair value of common stock warrants for three months ended March 31, 2026.
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
For the three months ended March 31, 2026, we incurred a $37.9 million loss from operations. We expect to incur additional losses and increased expenses in future periods as we continue to scale our business, invest in research and development efforts, increase employee headcount and incur additional expenses associated with being a public company.
As of March 31, 2026, we had cash and cash equivalents and marketable securities totaling $90.2 million, and short-term debt obligations totaling $12.3 million consisting of the current portion of debt and second lien loans. We have historically funded our operations primarily through the issuance of equity and debt securities. On May 8, 2026, we closed a private placement transaction (the “PIPE Transaction”), issuing common stock and warrants (the “PIPE Transaction Warrants”) to certain existing and new investors for aggregate gross proceeds of approximately $100.0 million. In connection with the consummation of the PIPE Transaction, the conversion price of the outstanding Series A Preferred Stock was adjusted to $6.00 per share and the exercise price of the PIPE Warrants and NRA Warrants was adjusted to $6.00 per share. See Note 17 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding the PIPE Transaction.
We do not anticipate our cash and cash equivalents and marketable securities, together with the proceeds from the PIPE Transaction, will be sufficient to meet our capital requirements for at least one year from the filing date of this Quarterly Report under our current operating plan. Inclusive of the expected net proceeds from the PIPE Transaction, we expect to be able to fund our business plan into the second quarter of 2027. We expect to seek additional funding through debt or equity offerings, including in the near term in the form of issuing equity and equity-linked securities and incurring additional indebtedness, which may result in substantial dilution or restrictive covenants, to fund our operating plan. If we do not generate sufficient cash to fund our operating plan, we may also adjust our operating plan to lower our anticipated research and development initiatives, reduce our growth plans or liquidate our assets, among other things. To the extent any or all of these events were to occur, our business, operating results, financial condition and prospects may be materially and adversely affected.
After giving effect to the PIPE Transaction, as of May 8, 2026, we may receive up to $606.8 million from the full cash exercise of all of our outstanding warrants. The likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon the market price of our common stock. To the extent the market price for our common stock is less than the then-effective exercise price per share of any warrants, holders of such warrants will be unlikely to exercise such warrants.
Cash Flows
Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
Our cash flows for the periods indicated are summarized in the table below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(29,494)	$(16,506)
Investing activities	39,469	(2,320)
Financing activities	4,214	19,784
Net change in cash and cash equivalents and restricted cash	$14,189	$958
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2026 was $29.5 million and consisted of a $56.4 million change in non-cash adjustments, partially offset by net income of $26.5 million and a $0.4 million change in our operating assets and liabilities. Non-cash adjustments primarily consisted of a $64.7 million change in the fair value of common stock warrants and a $0.4 million accretion of discount on marketable securities, partially offset by $6.0 million in stock-based compensation, $1.4 million in depreciation and amortization, $0.5 million in the change in fair value of second lien loans, and $0.5 million in non-cash lease expense. The change in our operating assets and liabilities was primarily due to a $0.6 million decrease in our prepaid expenses and other current assets and a $0.4 million decrease in our accounts receivable primarily due to the timing of payments, partially offset by a $0.5 million decrease in operating lease liabilities, and a $0.2 million net decrease in our accounts payable and accrued expenses and other current liabilities due to the timing of payments.
Net cash used in operating activities for the three months ended March 31, 2025 was $16.5 million and consisted of a net loss of $128.2 million and a $26 thousand change in our operating assets and liabilities, partially offset by $111.7 million in non-cash adjustments. Non-cash adjustments primarily consisted of $108.4 million increase in the fair value of SAFEs, $1.9 million in stock-based compensation, $0.5 million in depreciation and amortization, and $0.4 million in non-cash lease expense. The change in our operating assets and liabilities was primarily due to a $0.8 million net decrease in our accounts payable and accrued expenses and other current liabilities due to the timing of payments and a $0.4 million decrease in operating lease liabilities, partially offset by a $1.1 million decrease in account receivables related to our contract with the U.S. Army.

Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2026 was $39.5 million and consisted of $45.0 million in proceeds from maturities of marketable securities, partially offset by $5.5 million in purchases of property and equipment.
Net cash used in investing activities for the three months ended March 31, 2025 was $2.3 million related to purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026 was $4.2 million and consisted of $3.6 million in proceeds from the exercise of common stock warrants and $1.0 million in proceeds from the exercise of stock options, partially offset by $0.4 million for the repayment of debt obligations.
Net cash provided by financing activities for the three months ended March 31, 2025 was $19.8 million and primarily consisted of $21.7 million in proceeds from the issuance of SAFEs and $0.4 million in proceeds from the exercise of stock options, partially offset by $2.2 million for the repayment of debt obligations.
Contractual Obligations and Other Commitments
Debt Agreements
2025 Second Lien Credit Facility
As of March 31, 2026, $10.0 million remains outstanding under our Second Lien Loan and Security Agreement, representing a loan previously exchanged from a SAFE with an affiliate of a lender party thereto prior to the Merger. This borrowing matures on October 1, 2026, and bears interest that is paid in kind and capitalized.
2025 Credit Facility
As of March 31, 2026, we had outstanding term loans under our venture loan and security agreement (as amended to date, the “2025 Credit Facility”) in an aggregate principal amount of $30.0 million. Borrowings under the 2025 Credit Facility mature in January 2030 and currently require interest-only payments through July 1, 2028, after which consecutive payments of principal and interest become due.
2022 Equipment Financing
As of March 31, 2026, we had outstanding debt under our secured equipment line (the “2022 Equipment Facility”) in an aggregate principal amount of $1.6 million, of which $0.7 million is due within one year. The 2022 Equipment Facility matures in March 2028.
See Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding our debt agreements.
Other Commitments
Our other cash requirements as of March 31, 2026 were related to leases and certain purchase commitments with our service providers.
Our operating lease arrangements are related to facilities located in Mountain View, California, as well as in Lancaster and Odessa, Texas, under non-cancellable agreements expiring at various dates through 2031. As of March 31, 2026, the total undiscounted future lease payments under our operating leases were $6.4 million, of which $1.9 million is due within one year.
We may enter into purchase commitments with our service providers. As of March 31, 2026, the total purchase commitments under such vendor agreements were $9.1 million, of which $5.5 million is due within one year.

See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding our other commitments.
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
Critical Accounting Estimates
There have been no significant changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 11, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
Changes in Internal Control Over Financial Reporting
We are currently in the process of implementing a new enterprise resource planning ("ERP") system. During the first quarter of fiscal 2026, this implementation impacted certain processes and procedures, resulting in changes to our internal control over financial reporting. We will continue to evaluate and monitor our internal control over financial reporting as processes and procedures in the affected areas evolve as we continue the implementation of our new ERP system.
With the exception of the implementation described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) or 15d-15(f) of the Exchange Act during the period covered by this Quarterly Report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Part II - Other Information
Item 1. Legal Proceedings.
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
•We have a history of net losses, and may not be able to achieve or maintain profitability in the future.
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

We have a history of net losses, and we may not be able to achieve or maintain profitability in the future.
We have a history of net losses and may not be able to achieve or maintain profitability in the future. During the years ended December 31, 2025 and 2024, we incurred net losses of $585.5 million and $69.5 million, respectively. We intend to continue making investments in our business, particularly with respect to scaling driverless commercial operations of the Kodiak Driver, which may take longer than we currently expect or may never occur. We expect such investments will include continued investments in sales and marketing, development of new product features, infrastructure, adoption of AI tools, expansion of our operations, and general and administrative functions, including legal, regulatory, compliance, security, and accounting expenses related to our business. These investments may not result in increased revenue or growth in our business and may contribute to future losses. We have incurred, and expect to incur in the future, losses for a number of reasons, including further investments in scaling our commercial operations, unexpected expenditures or costs, and the other risks described in this “Risk Factors” section. If we are unable to successfully address these risks as we encounter them, our business, financial condition, and results of operations may be adversely affected.
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
Legacy Kodiak was founded in 2018, and since then we have been focused on developing driverless technology. We began driverless commercial operations in December 2024. Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter. Risks and challenges we have faced or expect to face include our ability to:
•    design, develop, test, and validate the Kodiak Driver for the variety of commercial applications and environments in which we plan to deploy, such as on-highway and off-highway operations, industrial applications, and defense applications and across a variety of vehicle types;
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
A significant portion of our revenue has been generated from a limited number of customers, and we expect this concentration to continue in the near term. For example, for the years ended December 31, 2025, and 2024, we recognized revenue from the U.S. Army of $1.0 million and $13.3 million, respectively, representing 26% and 89% of our total revenue in those periods. While our contract with the U.S. Army was amended in connection with our work with the U.S. Marines and is still effective and the contract may be used for other work through its expiration in October 2026, there are currently a limited number of contracted deliverables to be completed. Government contracts, and associated revenue, particularly those with the DoW and its service branches, can be episodic in nature and difficult to predict from period to period. Further, we have historically derived a significant portion of our defense revenue from contracts pursuant to programs funded by governmental agencies, such as the DoW and the U.S. Army. A prolonged federal government shutdown may negatively impact the funding of, or eliminate, such programs or other programs we may otherwise be able to apply for or participate in, and shutdown and funding related delays in the contracting process may result in our incurring substantial labor or other costs without reimbursement, all of which may adversely affect our business, financial condition, and results of operations.

In 2024, we partnered with Atlas and deployed our first Kodiak Driver-powered, customer-owned trucks. In March 2025 upon the achievement of certain milestones, Atlas committed to deploying the Kodiak Driver on 100 Atlas-owned trucks, subject to the terms of the Atlas MSA. Until we have scaled our commercial operations in on-highway operations and other applications of the Kodiak Driver, we expect our contract with Atlas to account for a growing portion of our revenue as we continue to deploy additional trucks to Atlas. For example, for the three months ended March 31, 2026, we recognized revenue from Atlas of $1.5 million, which represented 82% of our total revenue.
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

As of March 31, 2026, Atlas is our sole customer with driverless vehicles integrated into their fleet. Until we have scaled our business, we expect the Atlas MSA to account for a significant and growing portion of our revenue. Although we anticipate that the Atlas MSA will generate revenue for us through the initial order of 100 Kodiak Driver-powered, Atlas-owned trucks and beyond, we may fail to satisfy our obligations under the Atlas MSA, Atlas may elect not to enter into additional orders for the Kodiak Driver, and we may not otherwise realize the anticipated benefits at the time or to the degree we anticipate, or at all. The loss of all or a portion of the revenue attributable to the Atlas MSA may adversely affect our business, financial condition and results of operations. Further, while Atlas is contractually obligated to deploy the Kodiak Driver on 100 Atlas-owned trucks at an agreed-upon schedule which may be adjusted by the mutual agreement of Kodiak and Atlas, Atlas is not required to license the Kodiak Driver in any additional trucks beyond this figure. Atlas may also license the Kodiak Driver slower than anticipated or seek a delay or defer delivery of Kodiak Driver-powered trucks, which may be exacerbated by the volatility and swings in productivity that have historically affected oil and gas industry participants. For example, Atlas is evaluating deploying the Kodiak Driver on a new truck platform beginning in the third quarter of 2026. As a result of this platform transition and associated procurement timelines, we may extend the deployment schedule for Atlas’s initial 100-truck commitment into 2027.
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
We expect to experience significant growth in the scope and nature of our operations and commercial deployments. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, compliance programs, and business processes. For example, we continue to implement certain new business information systems, including implementing a new ERP system to enhance and standardize our processes, as well as improve oversight. Any disruptions due to this implementation may impact our ability to process vendor payments, report financial results, maintain effective internal controls, or operate our business effectively. We are currently in the process of strengthening our compliance programs, including in relation to cybersecurity, privacy and anti-corruption. We may also need to reduce our reliance on manual operations in the areas of billing and reporting and make certain other improvements to support our complex arrangements and the rules governing revenue and expense recognition for our future operations. We may not be able to implement improvements in an efficient or timely manner. We may also discover deficiencies in existing controls, programs, systems and procedures, which may have an adverse effect on our business, financial condition and results of operations as well as the accuracy of our reporting.
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
There is currently significant uncertainty about the future relationship between the United States and its trading partners with respect to trade policies, tariffs, and similar policies affecting cross-border operations. The U.S. Government has made and continues to make significant additional changes in U.S. trade policy, specifically tariffs, and may continue to take future actions that could negatively impact our business, including escalating tariffs on the import of goods from most U.S. trading partners. For example, between February 2025 and February 2026, the United States imposed additional 10-35% fentanyl-related tariffs on certain goods from China, Canada, and Mexico with exceptions for items qualifying for duty-free treatment under the U.S.-Mexico-Canada Agreement (“USMCA”), and additional reciprocal tariffs on China (currently 10%). Between April 2025 and February 2026, the U.S. Government also imposed additional reciprocal tariffs of between 10%-125% on imports from most U.S. trading partners, with certain products exempt from these reciprocal tariff measures. These additional U.S. tariffs were implemented under authorities asserted in the International Emergency Economic Powers Act (“IEEPA”) and rescinded on February 24, 2026, following a Supreme Court decision invalidating the use of IEEPA to authorize these tariffs. The availability, timing, and amount of any related refunds associated with payments of these duties remain uncertain and subject to further legal, regulatory, and administrative action, though the U.S. government began rolling out a system on April 20, 2026 to begin processing refund requests for certain affected entries. Beginning February 24, 2026, the U.S. government also implemented a new, global “temporary import surcharge” of 10% on many of the same products affected by the prior reciprocal tariffs, under authorities provided for in Section 122 of the Trade Act of 1974, supplementing existing non-IEEPA measures. The U.S. Government has also implemented Section 232 tariffs on various items based on a finding that certain imports threaten to impair U.S. national security, including but not limited to certain articles of steel and aluminum; passenger vehicles, trucks, and automotive components; and articles of copper. Additional trade-related investigations by the U.S. government are in progress and could result in the imposition of additional tariffs. The U.S. Government has also imposed, increased, or maintained Section 301 tariffs of 7.5%-100% on certain commodities from certain U.S. trading partners, most prominently China and Brazil. The scope of these tariffs and exclusions is subject to change.
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
We are at risk for breaches or other cyber incidents of operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us, our customers, or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; our integrated software or artificial intelligence; and partner, customer, or driver data that we process or our third-party vendors or suppliers process on our behalf. Any such cyber incident may materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of partners, customers, employees, suppliers, drivers or others; jeopardize the security of our facilities; or affect the performance of the Kodiak Driver. A cyber incident may be caused by disasters, insiders, through inadvertence or with malicious intent, or malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. AI and machine learning may increase cybersecurity risks we face through, for example, being used to increase the prevalence or intensity of cyber attacks or to detect, and take advantage of, potential vulnerabilities. Although we maintain and continue to develop measures designed to protect us against security breaches and other cyber incidents, such measures require frequent updates and improvements. We cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of systems and measures designed to prevent cyber incidents requires significant management time, support and cost.
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
We move freight in interstate and intrastate commerce as a motor carrier authorized by the Federal Motor Carrier Safety Administration (“FMCSA”) and other state transportation agencies and are subject to rules and regulations related to the safe operation on public roadways. Failure to comply with these rules and regulations may result in inquiries, investigations, and possible termination of motor carrier authority. For example, we are subject to the FMCSRs, including certain regulations that may be difficult for the Kodiak Driver to comply with. Most notably, operators of commercial motor vehicles, including us and our customers, are required in certain circumstances to place warning devices around trucks, including Kodiak Driver-powered trucks, stopped on the side of public roadways. While FMCSA has approved an exemption process for warning triangle placement, we may not receive an exemption from USDOT, or USDOT may not change or eliminate this regulation, to provide us with an alternative approach to complying with this requirement or other similar operational requirements. Also, in installing our product onto the base vehicles, we must ensure the vehicles are not taken out of FMVSS compliance. Failure to do so may subject us to significant liabilities and possible barring of further vehicle development.
It is also possible that future autonomous regulations are not standardized, and our technology becomes subject to differing regulations across jurisdictions (e.g. federal, state, local, and international). For example, in Europe, certain vehicle safety regulations apply to automated braking and steering systems, and certain treaties also restrict the operations of certain higher levels of automation. As of March 31, 2026, 25 U.S. states have passed legislation allowing for the deployment of driverless trucks, and most other states allow testing with a safety driver in the vehicle. Many other states are considering legislation and regulations that may adversely affect autonomous and driverless technologies. Despite advances in U.S. state legislation, there is currently no comprehensive U.S. federal framework for autonomous vehicle deployment. This regulatory patchwork, and the ongoing legislative and regulatory efforts at various jurisdictional levels, may hinder the commercial deployment of our technology and adversely affect our business prospects and financial condition.
Further, organized labor, in particular the International Brotherhood of Teamsters, has opposed driverless technology and is increasingly using its political influence to attempt to slow or stop driverless deployment. In 2026, supporters of organized labor in approximately 10 states introduced legislation that would require human drivers to be physically present in all commercial motor vehicles equipped with AV technology. These states included Alaska, Colorado, Delaware, Maryland, and Minnesota. As of March 31, 2026, no such introduced legislation has become law; however, organized labor and other opponents to driverless development may ultimately be successful and, even if unsuccessful, we may spend significant time and resources in opposition to such efforts, any of which may adversely affect our business, prospects, and results of operations.
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
Our solutions are subject to U.S. economic sanctions, export controls and import control laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Additionally, U.S. economic sanctions apply to activities of our personnel in the United States as well as our personnel that are U.S. persons wherever located. U.S. economic sanctions and export control laws and regulations may prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments, and persons, as well as shipments for certain end uses (e.g., military end uses). In addition, complying with customs laws, frequently changing U.S. tariff obligations, sanctions and export controls laws and regulations for a particular geography may be time-consuming and result in the delay or loss of revenue opportunities. Exports of our products and technology, and imports of items, including components, must be made in full compliance with applicable U.S. laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees may be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines that may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.
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
The development and commercialization of our AV technology and solutions are capital-intensive. Our limited operating history means we have limited historical data on the demand for our solutions. As a result, our future capital requirements are uncertain and actual capital requirements may differ from those currently anticipated, particularly as we incur additional costs associated with operating as a public company. We expect to focus our investments on scaling our commercial operations and expect to continue investing in R&D to further enhance our AV technology. We may need to seek equity or debt financing, including in the form of issuing equity and equity-linked securities and incurring additional indebtedness, to fund a portion of our future expenditures, notwithstanding the recent PIPE Transaction. Such financing might not be available to us in a timely manner, on terms that are acceptable, or at all.
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
We are spending significant amounts to develop our business and have estimated, inclusive of the recent PIPE Transaction, how much cash we will need on a quarterly basis until we need to raise additional funds or become cash flow positive, and we expect to be able to fund our business plan into the second quarter of 2027. Our estimates are based on our current operating plan and are subject to significant uncertainties and contingencies, many of which are beyond our control. Our estimates regarding our cash requirements and ability to fund our business plan through a certain period may prove inaccurate, causing the actual amount to differ from our estimates. We expect to seek additional funding through debt or equity offerings to fund our operating plan. We may also find that our business operations are more expensive than we currently anticipate or that these efforts may not result in revenues, which may further increase our cash needs and losses. If our cash expenditures are higher than expected, we may need to raise additional capital or adjust our operating plans and timelines. There can be no assurance that we will be able to raise additional capital on acceptable terms or at all.
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
Our future capital requirements will depend on many factors, including the rate of adoption of the Kodiak Driver and our DaaS model and the associated revenue growth, the expenses associated with such growth, and the timing and extent of our research and development efforts. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations may be adversely affected, and we may need to significantly modify our operational plans to continue as a going concern. We do not anticipate that our cash and cash equivalents as of March 31, 2026 will be sufficient to meet our capital requirements for at least one year under our current operating plan. Inclusive of the expected net proceeds from the PIPE Transaction, we expect to be able to fund our business plan into the second quarter of 2027. See Note 17 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding the PIPE Transaction. We expect to seek additional funding from debt or equity offerings, which may result in substantial dilution or additional restrictive covenants. If we do not generate sufficient cash to fund our operating plan, we may also adjust our operating plan to reduce our research and development initiatives, lower our anticipated growth plans or liquidate our assets, among other things. To the extent any or all of these events were to occur, our business, operating results, financial condition and prospects may be materially and adversely affected. In conjunction with such a liquidation, the values we receive for our assets in liquidation or dissolution may be significantly lower than the values reflected in our financial statements. Our lack of cash resources and our potential inability to continue as a going concern may adversely affect our stock price and our ability to raise new capital or to enter into critical contractual relations with third parties due to concerns about our ability to meet our contractual obligations.
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

Further, a significant number of shares of our common stock are subject to issuance upon exercise of the Warrants, and the number of shares covered by the Warrants may increase. For example, the PIPE Warrants and Non-Redemption Agreement Warrants contain anti-dilution adjustments, including with respect to certain issuances or sales of common stock at prices less than the exercise price then in effect. Recently, in connection with the consummation of the PIPE Transaction, the exercise price of the PIPE Warrants and NRA Warrants was adjusted to $6.00 per share. Further, future adjustments to the exercise price of the Warrants may result in substantial additional dilution to existing stockholders and may depress the market price of our common stock. For example, pursuant to the Warrant Agreement, the exercise price per share of the Private Placement Warrants and the Public Warrants were adjusted from $11.50 to $9.28 after trading closed on October 20, 2025. The issuance of the shares of common stock underlying these Warrants or any adjustments to the exercise price of such Warrants will have a dilutive impact on other stockholders and may reduce the market price of our common stock.
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
The conversion price was initially $12.00, but is subject to adjustments for stock dividends, splits, combinations and similar events and customary anti-dilution adjustments, including with respect to certain future issuances or sales of common stock at prices less than the conversion price then in effect, including the potential equity and equity-linked financing we are expecting to complete in the near term. In connection with the consummation of the PIPE Transaction, the conversion price was adjusted to $6.00 per share.
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
We do not intend to pay cash dividends for the foreseeable future.
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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Item 6. Exhibits.
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
4.1	Form of Common Stock Warrant.	Form 8-K	File No. 001-41691	4.1	May 7, 2026
10.1*	Form of Subscription Agreement.	Form 8-K	File No. 001-41691	10.1	May 7, 2026
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS††	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH††	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL††	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF††	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB††	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE††	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104††	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
* Certain schedules and similar attachments to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.
† These certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
†† The financial information contained in these XBRL documents is unaudited.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Don Burnette	Chief Executive Officer and Director (Principal Executive Officer)	May 8, 2026
Don Burnette

/s/ Surajit Datta	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 8, 2026
Surajit Datta