Form 10-Q
period 2026-06-30
Kodiak AI, Inc.
filed 2026-08-07
CIK 1853138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒
As of July 31, 2026, the number of shares of the registrant’s common stock outstanding was 200,618,170.

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

Part I - Financial Information
Item 1. Financial Statements
Kodiak AI, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values; unaudited)

	June 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$46,750	$50,761
Marketable securities	104,306	69,908
Accounts receivable	512	879
Prepaid expenses and other current assets	4,967	4,464
Total current assets	156,535	126,012
Restricted cash	984	1,450
Property and equipment, net	31,301	26,553
Operating lease right-of-use assets	5,447	5,261
Other assets	117	131
Total assets	$194,384	$159,407
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$1,011	$1,455
Accrued expenses and other current liabilities	12,432	11,354
Operating lease liabilities, current	2,153	1,916
Debt, current portion	656	1,065
Second lien loans	12,025	10,872
Total current liabilities	28,277	26,662
Debt, net of current portion	29,460	29,878
Operating lease liabilities, noncurrent	3,509	3,584
Common stock warrants	97,734	158,346
Other liabilities	1,137	804
Total liabilities	160,117	219,274
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock
Series A cumulative redeemable convertible preferred stock, $0.0001 par value; 20,000 shares authorized; 142 shares issued and outstanding	223,185	223,185
Stockholders’ deficit
Common stock, $0.0001 par value; 1,980,000 shares authorized; 194,173[1] and 175,440[1] shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	19	17
Additional paid-in capital	625,883	570,578
Accumulated other comprehensive (loss) income	(118)	22
Accumulated deficit	(814,702)	(853,669)
Total stockholders’ deficit	(188,918)	(283,052)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$194,384	$159,407
________________________
[1] Excludes 6,250,000 shares legally issued and outstanding related to sponsor earn out securities (see Note 3).
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak AI, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(In thousands, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$3,499	$503	$5,329	$1,974
Operating expenses:
Research and development	22,702	12,218	40,252	22,352
General and administrative	12,439	7,161	24,859	12,286
Truck and freight operations	10,649	5,470	18,954	9,475
Sales and marketing	1,386	1,001	2,792	1,807
Total operating expenses	47,176	25,850	86,857	45,920
Loss from operations	(43,677)	(25,347)	(81,528)	(43,946)
Other income (expenses):
Interest expense	(909)	(1,160)	(1,805)	(2,424)
Interest income and other, net	(524)	294	525	463
Change in fair value of common stock warrants	58,280	—	122,938	—
Change in fair value of second lien loans	(679)	(2,154)	(1,153)	(2,154)
Change in fair value of simple agreements for future equity	—	(84,173)	—	(192,548)
Change in fair value of redeemable convertible preferred stock warrant liabilities	—	(1,183)	—	(1,298)
Total other income (expenses), net	56,168	(88,376)	120,505	(197,961)
Net (loss) income before income taxes	12,491	(113,723)	38,977	(241,907)
Income tax expense	(14)	(3)	(10)	(4)
Net (loss) income	$12,477	$(113,726)	$38,967	$(241,911)
Unrealized losses on marketable securities, net of tax	(116)	—	(140)	—
Comprehensive (loss) income	$12,361	$(113,726)	$38,827	$(241,911)

Net (loss) income	$12,477	$(113,726)	$38,967	$(241,911)
Adjustments to net (loss) income attributable to common stockholders (see Note 16)	(50,152)	—	(54,433)	—
Net loss attributable to common stockholders	$(37,675)	$(113,726)	$(15,466)	$(241,911)

Net loss per common share, basic (see Note 16)	$(0.20)	$(1.89)	$(0.09)	$(4.05)
Net loss per common share, diluted (see Note 16)	$(0.50)	$(1.89)	$(0.73)	$(4.05)
Weighted-average common shares outstanding, basic	187,241	60,197	181,825	59,720
Weighted-average common shares outstanding, diluted	193,203	60,197	188,886	59,720
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak AI, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(In thousands; unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	142	$223,185	175,440	$17	$570,578	$(853,669)	$22	$(283,052)
Issuance of common stock upon exercise of common stock warrants	—	—	386	—	3,584	—	—	3,584
Issuance of common stock upon exercise of stock options	—	—	1,650	1	972	—	—	973
Stock-based compensation	—	—	—	—	6,111	—	—	6,111
Other comprehensive loss	—	—	—	—	—	—	(24)	(24)
Net income	—	—	—	—	—	26,490	—	26,490
Balance as of March 31, 2026	142	$223,185	177,476	$18	$581,245	$(827,179)	$(2)	$(245,918)
Issuance of common stock and warrants in connection with a private placement, net of transaction costs	—	—	15,385	1	34,125	—	—	34,126
Issuance of common stock upon exercise of common stock warrants	—	—	594	—	3,563	—	—	3,563
Issuance of common stock upon exercise of stock options	—	—	718	—	469	—	—	469
Stock-based compensation	—	—	—	—	6,481	—	—	6,481
Other comprehensive loss	—	—	—	—	—	—	(116)	(116)
Net income	—	—	—	—	—	12,477	—	12,477
Balance as of June 30, 2026	142	$223,185	194,173	$19	$625,883	$(814,702)	$(118)	$(188,918)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	93,963	$170,648	87,646	$—	$17,309	$(268,144)	$—	$(250,835)
Reverse recapitalization	(31,723)	—	(29,589)	6	(6)	—	—	—
Balance as of December 31, 2024	62,240	$170,648	58,057	$6	$17,303	$(268,144)	$—	$(250,835)
Issuance of common stock upon exercise of common stock warrants	—	—	17	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	942	—	508	—	—	508
Stock-based compensation	—	—	—	—	1,878	—	—	1,878
Net loss	—	—	—	—	—	(128,185)	—	(128,185)
Balance as of March 31, 2025	62,240	$170,648	59,016	$6	$19,689	$(396,329)	$—	$(376,634)
Issuance of common stock upon exercise of stock options	—	—	726	—	428	—	—	428
Stock-based compensation	—	—	—	—	3,013	—	—	3,013
Net loss	—	—	—	—	—	(113,726)	—	(113,726)
Balance as of June 30, 2025	62,240	$170,648	59,742	$6	$23,130	$(510,055)	$—	$(486,919)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak AI, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands; unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income (loss)	$38,967	$(241,911)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,058	1,247
Stock-based compensation	12,403	4,891
Non-cash lease expense	1,031	904
Accretion of discount on marketable securities	(612)	—
Transaction costs allocated to common stock warrants	1,984	—
Change in fair value of second lien loans	1,153	2,154
Change in fair value of simple agreements for future equity	—	192,548
Change in fair value of redeemable convertible preferred stock warrant liabilities	—	1,298
Change in fair value of common stock warrants	(122,938)	—
Non-cash interest expense	225	460
(Gain) loss on disposal of property and equipment, net	(221)	130
Changes in operating assets and liabilities:
Accounts receivable	367	744
Prepaid expenses and other current assets	(38)	206
Other assets	14	—
Accounts payable	345	3,078
Accrued expenses and other current liabilities	1,331	(1,790)
Operating lease liabilities	(1,021)	(898)
Other liabilities	333	77
Net cash used in operating activities	(63,619)	(36,862)
Investing activities:
Proceeds from maturities of marketable securities	70,267	—
Proceeds from sales of property and equipment	684	—
Purchases of marketable securities	(104,193)	—
Purchases of property and equipment	(9,464)	(5,236)
Net cash used in investing activities	(42,706)	(5,236)
Financing activities:
Repayment of debt	(1,052)	(6,174)
Proceeds from issuance of second lien loans	—	29,740
Proceeds from issuance of simple agreements for future equity	—	23,660
Proceeds from issuance of common stock and warrants in connection with a private placement	100,000	—
Proceeds from exercise of stock options	1,454	886
Proceeds from exercise of common stock warrants	7,156	—
Payments of offering costs	(5,210)	(2,474)
Net cash provided by financing activities	102,348	45,638
Net change in cash and cash equivalents and restricted cash	(3,977)	3,540
Cash and cash equivalents and restricted cash at beginning of period	52,211	18,159
Cash and cash equivalents and restricted cash at end of period	$48,234	$21,699
Components of cash and restricted cash at period end:
Cash and cash equivalents	$46,750	$20,249
Restricted cash included in prepaid and other current assets	500	—
Restricted cash	984	1,450
Total cash and cash equivalents and restricted cash	$48,234	$21,699
Supplemental disclosure of cash activities:
Cash paid for interest	$1,594	$1,970
Cash paid for income taxes	$10	$—
Supplemental disclosure of non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$20	$2,876
Operating lease right-of-use asset obtained in exchange for operating lease liability upon modification of operating lease	$720	$—
Operating lease right-of-use asset obtained in exchange for operating lease liability upon new operating lease	$497	$—
Proceeds from exercise of stock options included in prepaid and other current assets	$—	$50
Exchange of simple agreements for future equity for second lien loan	$—	$10,000
Offering costs included in accounts payable and accrued liabilities and other current liabilities	$322	$4,696
Deferred offering costs related to merger included in debt, current portion	$—	$3,922

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
Liquidity and Going Concern
The Company has incurred recurring losses from operations and negative cash flows from operations since inception and, as of June 30, 2026, had an accumulated deficit of $814.7 million. As of June 30, 2026, the Company had cash and cash equivalents and marketable securities totaling $151.1 million, and short-term debt obligations totaling $12.7 million consisting of the current portion of debt and second lien loans. The Company expects to incur additional losses and increased expenses in future periods as it continues to scale its business, invest in research and development efforts, increase employee headcount, and incur other expenses commonly associated with being a public company.
Management’s plans to fund its operations include seeking additional funding through debt or equity offerings. If additional capital is not obtained, management may need to modify its operational plan by reducing research and development initiatives and lowering growth expectations. These factors in the aggregate raise substantial doubt regarding the Company’s ability to continue as a going concern for at least one year after the filing date of these condensed consolidated financial statements, and management’s plans do not alleviate this substantial doubt. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026 and the results of operations for the three and six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other future interim or annual period.

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
There have been no new accounting pronouncements issued or adopted during the three and six months ended June 30, 2026, that had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.
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
The Company is also subject to credit risk from its accounts receivable and does not require any collateral. As of June 30, 2026, two customers represented 10% or greater of the Company's accounts receivable balance, accounting for 67% (Customer B) and 12% (Customer D). As of December 31, 2025, one customer accounted for 89% (Customer B).
Customers representing 10% or more of the Company’s revenue for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	—%	—%	—%	51%
Customer B	56%	49%	65%	21%
Customer C	—%	14%	—%	—%
Customer D	—%	13%	—%	—%
Customer E	34%	—%	23%	—%
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS” Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards using

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Series A Preferred Investment
On September 15, 2025, in connection with a financing transaction related to the Merger, AACT entered into subscription agreements with certain institutional and accredited investors (collectively, the “Preferred Investors”) for an aggregate purchase price of $145.0 million. At the Closing, the Preferred Investors purchased shares of the Company’s Series A cumulative redeemable convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), with a stated value of $1,200.00 per share (the “Stated Value”). Additionally, the Preferred Investors received warrants to purchase 125% of the shares of the Company’s common stock issuable upon conversion of the Series A Preferred Stock as of the Closing Date, at an exercise price of $12.00 per share (the “2025 PIPE Warrants”). At the Closing, the Company issued an aggregate of 142,155 shares of the Series A Preferred Stock and an aggregate of 17,769,375 PIPE Warrants to purchase shares of its common stock to the Preferred Investors, for total gross proceeds of $145.0 million (see Note 11).
Non-Redemption Agreements
On September 22, 2025, AACT and Legacy Kodiak entered into non-redemption agreements (the “NRA”) with certain unaffiliated third-party holders of AACT Class A ordinary shares (the “Non-Redemption Investors”). The Non-Redemption Investors agreed not to redeem, or to rescind their redemption requests for, an aggregate of 3,319,712 AACT Class A ordinary shares. The Company agreed to issue to the Non-Redemption Investors, for no additional consideration, either (i) warrants to purchase shares of Kodiak common stock at an exercise price of $12.00 per share (the “NRA Warrants”) or (ii) shares of Kodiak common stock (the “NRA Shares”). At the Closing, the Company issued NRA Warrants to purchase 7,606,666 shares of its common stock (see Note 10) and 368,028 NRA Shares. As the NRA Shares and NRA Warrants represented a nonreciprocal transfer of value to certain AACT equity holders, their fair values — $3.2 million for the NRA Shares and $37.0 million for NRA Warrants — were expensed during the third quarter of 2025.
Public Warrants and Private Placement Warrants
Each of the then issued and outstanding 24,999,987 redeemable warrants of AACT automatically converted at the Closing into a redeemable warrant to purchase one share of Kodiak common stock (the “Public Warrants”). Additionally, each of the then issued and outstanding 14,300,000 private placement warrants of AACT automatically converted at the Closing into a warrant to purchase one share of Kodiak common stock (the “Private Placement Warrants”) (see Note 12).
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

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
In the event of a change of control during the Earn-Out Period that results in a per-share price for Kodiak common stock equal to or in excess of a triggering event threshold, the corresponding Triggering Event will be deemed to have occurred and the related Earn Out Securities shall be issued or vest immediately prior to the consummation of the change of control. Once issued after the triggering event, which is an exercise contingency and not a settlement condition, the Earn Out Securities are equity-classified instruments because they are indexed to the Company's own common stock. As of June 30, 2026, the Company had not met any of the triggering events.

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4. Cash Equivalents and Marketable Securities
The following tables summarize the amortized cost and fair value of the Company’s cash equivalents and marketable securities by major category for the periods presented (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$32,527	$—	$—	$32,527
U.S. Treasury securities	9,978	—	—	9,978
Total cash equivalents	$42,505	$—	$—	$42,505
Marketable securities:
U.S. Treasury securities	$104,424	$—	$(118)	$104,306
Total marketable securities	$104,424	$—	$(118)	$104,306

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$33,320	$—	$—	$33,320
Total cash equivalents	$33,320	$—	$—	$33,320
Marketable securities:
U.S. Treasury securities	$69,886	$22	$—	$69,908
Total marketable securities	$69,886	$22	$—	$69,908
For the three and six months ended June 30, 2026, interest income was $1.2 million and $2.1 million, respectively, and was included within interest income and other, net in the condensed consolidated statements of operations and comprehensive (loss) income. Interest income for the three and six months ended June 30, 2025 was not material.
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
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$32,527	$—	$—	$32,527
U.S. Treasury securities	—	114,284	—	114,284
Total assets measured at fair value	$32,527	$114,284	$—	$146,811
Liabilities
Common stock warrants

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

2026 PIPE Warrants	$—	$—	$35,818	$35,818
2025 PIPE Warrants	—	—	42,912	42,912
NRA Warrants	—	—	19,004	19,004
Second lien loan	—	—	12,025	12,025
Total liabilities measured at fair value	$—	$—	$109,759	$109,759

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$33,320	$—	$—	$33,320
U.S. Treasury securities	—	69,908	—	69,908
Total assets measured at fair value	$33,320	$69,908	$—	$103,228
Liabilities
Common stock warrants
2025 PIPE Warrants	$—	$—	$110,881	$110,881
NRA Warrants	—	—	47,465	47,465
Second lien loan	—	—	10,872	10,872
Total liabilities measured at fair value	$—	$—	$169,218	$169,218
All of the Company’s money market funds and U.S. Treasury securities are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value representing its estimated fair value.
The Company measures its warrant liabilities (see Note 10) and second lien loans (see Note 8) at fair value based on significant inputs not observable in the market and therefore represent Level 3 inputs.
The valuations of the warrant liabilities and second lien loans use assumptions and estimates the Company believes would be made by a market participant in making the same valuation. Changes in the fair value of these instruments were recognized in other income (expenses) in the Company’s condensed consolidated statements of operations and comprehensive (loss) income.
Warrant Liabilities
2026 PIPE Warrants
In connection with the private placement of common stock and warrants to purchase shares of the Company's common stock (the “2026 PIPE Transaction”), on May 8, 2026 the Company issued 15,384,609 shares of warrants to purchase common stock (the “2026 PIPE Warrants”) (see Note 12). The 2026 PIPE Warrants are classified as liabilities and measured at fair value on a recurring basis using the Black-Scholes option pricing model. Key assumptions used in the Black-Scholes model to estimate the fair value of the 2026 PIPE Warrants at issuance on May 8, 2026 and as of June 30, 2026 included: common stock price ranging from $7.25 and $5.08; exercise price of $6.00; expected remaining term of 5.00 years and 4.85 years; expected volatility of 54.0%; risk-free interest rate ranging from 4.0% and 4.2%; and an expected dividend yield of 0.0%.
2025 PIPE Warrants and NRA Warrants
Prior to the 2026 PIPE Transaction (see Note 12), the Company determined the fair value of its 2025 PIPE Warrants and NRA Warrants using a Monte Carlo simulation model due to exercise price reset features. In connection with the private placement, the exercise prices for the 2025 PIPE Warrants and the NRA Warrants were adjusted from $12.00 to $6.00 per

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
share. Because $6.00 represents the contractual floor exercise price and cannot be reduced further under the reset mechanism, the Company began using a Black-Scholes option pricing model as of June 30, 2026.
As of June 30, 2026, key assumptions used in the Black-Scholes model to estimate the fair value of the 2025 PIPE Warrants and NRA Warrants included a common stock price of $5.08, an exercise price of $6.00, a remaining contractual term of 5.24 years, expected volatility of 56.0%, a risk-free interest rate of 4.2%, and an expected dividend yield of 0.0%. As of December 31, 2025, key assumptions used in the Monte Carlo simulation model included a risk-free rate of 3.8% and volatility of 55.0%. Changes in the fair value were recorded under change in fair value of common stock warrants in the condensed consolidated statements of operations and comprehensive (loss) income.
Second Lien Loans
The Company determined the fair value of the outstanding second lien loans with a principal amount of $10.0 million using a pay-off-to-maturity method. The key valuation assumptions used to determine the fair value as of June 30, 2026 and December 31, 2025 included an implied discount rate of 26.3% and 23.7%, respectively.
Fair Value Remeasurement
The following table summarizes changes in the estimated fair values of these liabilities (in thousands):

	2026 PIPE Warrants	2025 PIPE Warrants	NRA Warrants	Second Lien Loans
Balance as of December 31, 2025	$—	$110,881	$47,465	$10,872
Issuance during the period	62,326	—	—	—
Fair value remeasurement	(26,508)	(67,969)	(28,461)	1,153
Balance as of June 30, 2026	$35,818	$42,912	$19,004	$12,025

	SAFE[1]	Legacy Kodiak Redeemable Convertible Preferred Stock Warrants[1]	Second Lien Loans
Balance as of December 31, 2024	$59,301	$1,619	$—
Issuance during the period	23,660	—	29,740
Exchange of SAFE for second lien loan	(10,000)	—	10,000
Fair value remeasurement	192,548	1,298	2,154
Balance as of June 30, 2025	$265,509	$2,917	$41,894
____________________
1 In connection with the Closing, these instruments were fully converted, exercised, or assumed and reclassified to equity (see Note 3). Accordingly, there were no outstanding balances as of June 30, 2026 and December 31, 2025.

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025

Prepaid expenses and other receivables	$3,745	$4,064
Restricted cash, current	500	—
Payroll tax credit receivable	400	400
Deferred contract costs	322	—
Total prepaid expenses and other current assets	$4,967	$4,464
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025

Equipment and hardware	$23,487	$14,708
Leasehold improvements	7,667	7,317
Vehicles	6,949	7,297
Technology infrastructure	3,213	3,195
Other	873	804
Total property and equipment	42,189	33,321
Less: accumulated depreciation	(19,415)	(17,151)
Construction in progress	8,527	10,383
Total property and equipment, net	$31,301	$26,553
Depreciation and amortization expense was $1.6 million and $3.1 million for the three and six months ended June 30, 2026, respectively, and $0.7 million and $1.2 million for the three and six months ended June 30, 2025, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025

Accrued bonus	$5,962	$5,349
Accrued payroll and related expenses	1,625	1,622
Other current liabilities and accrued expenses	3,765	4,203
Deferred revenue	1,080	180
Total accrued expenses and other current liabilities	$12,432	$11,354
7. Leases
The Company has operating lease arrangements for facilities under non-cancellable agreements with various expiration dates through 2031. The agreements may include renewal options to extend the term that the Company is not reasonably certain to exercise.

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
In May 2026, the Company extended an existing facility lease and entered into a new lease for additional facility space in California, both expiring in December 2027, resulting in aggregate additions of $1.2 million to operating lease right-of-use assets and lease liabilities.
Rent expense related to operating lease liabilities was $0.7 million and $1.4 million for the three and six months ended June 30, 2026, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2025, respectively. Variable lease costs and short-term lease expenses were not material during the periods presented.
As of June 30, 2026, future minimum lease payments for the Company’s operating lease liabilities were as follows (in thousands):

Year Ended December 31,	Amount
2026 (remaining six months)	$1,466
2027	2,315
2028	839
2029	866
2030	898
Thereafter	670
Total undiscounted lease payments	7,054
Less: Imputed interest	(1,392)
Present value of lease liabilities	5,662
Less: Operating lease liabilities, current	(2,153)
Operating lease liabilities, non-current	$3,509
The following table summarizes additional information related to operating leases for the periods presented:

	June 30, 2026	December 31, 2025

Weighted-average remaining lease term	3.6 years	4.1 years
Weighted-average discount rate	12.1%	12.5%
8. Debt
Second Lien Loans
In connection with the Merger, certain second lien loans automatically converted into Kodiak common stock. The remaining $10.0 million in principal, which originated from the exchange of a SAFE from an affiliate of AACT (see Note 3), remained outstanding as of June 30, 2026, with a fair value of $12.0 million and a maturity date of October 1, 2026.
The second lien loans bear interest at an interest rate per annum equal to the prime rate plus 9.00%, subject to a minimum rate of 13.75%. Interest accrues on the first business day of each month, and is capitalized and included in the principal balance due at maturity. The interest rate applicable to the second lien loans was 16.50%. The Company was in compliance with its covenants as of June 30, 2026.
2025 Credit Facility
In December 2025, the Company entered into a venture loan and security agreement (the “2025 Credit Facility”), which amended and restated its then-existing venture loan and security agreement originally executed in September 2022 (the “2022 Credit Facility”). The 2025 Credit Facility provided for secured term loans of up to an aggregate principal amount of $30.0 million, which was drawn in full upon execution. The proceeds (i) were used to repay the then-outstanding principal balance of $15.0 million and the final repayment fee of $1.2 million under the 2022 Credit Facility, and (ii) have been used for working capital and general corporate purposes. Borrowings under the 2025 Credit Facility are secured by substantially all of the assets of the Company, including the Company's intellectual property, subject to certain customary exceptions.

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The 2025 Credit Facility contains customary covenants and customary events of default. The Company was in compliance with its covenants as of June 30, 2026.
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
2022 Equipment Facility
In July 2022, the Company entered into a financing agreement with a lender to borrow up to $10.0 million as equipment line advances (the “2022 Equipment Facility”) pursuant to which it borrowed at various dates an aggregate principal amount of $8.5 million. Borrowings under the 2022 Equipment Facility are secured by the specific assets that were financed. The 2022 Equipment Facility contains customary representations and warranties, non-financial covenants and customary events of default. The Company was in compliance with its covenants as of June 30, 2026. Borrowings under the 2022 Equipment Facility mature in March 2028 and repayments of principal and interest are due monthly commencing in the month following each draw.
In April 2026, the Company completed the sale of seven vehicles for total gross proceeds of $0.7 million. In connection with the transaction, a payment of $0.5 million was remitted by the buyer to the lender to satisfy the existing lien on the vehicles, which extinguished $0.5 million in aggregate principal outstanding under the 2022 Equipment Facility. The remaining net cash proceeds were remitted to the Company.
As of June 30, 2026, and December 31, 2025, the aggregate principal amount outstanding was $0.9 million and $1.9 million, respectively. The 2022 Equipment Facility bears an annual interest rate equivalent to a five-year swap plus 3.38% or ranging from approximately 6.0% to 7.0%.
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
As of June 30, 2026, the Company’s future minimum principal payments under its debt arrangements are as follows (in thousands):

Year Ended December 31,	Second Lien Loans	Other Debt	Total
2026 (remaining six months)	$10,000	$323	$10,323
2027	—	524	524
2028	—	8,354	8,354
2029	—	20,000	20,000
2030	—	2,867	2,867
Total principal debt payments and final payment fee	10,000	32,068	42,068
Less: unamortized debt discount	—	(876)	(876)
Less: unamortized final payment fee	—	(1,076)	(1,076)

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Less: Debt, current portion	(10,000)	(656)	(10,656)
Debt, net of current portion	$—	$29,460	$29,460
9. Commitments and Contingencies
Litigation
From time to time, the Company may become involved in various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. As of June 30, 2026, the Company was not involved in any legal actions that could have a material effect on the Company’s financial position, results of operations or liquidity.
Purchase Commitments
The Company’s contracts with vendors in the conduct of the normal course of its business are generally terminable with advanced written notice and payment for any products or services received by the Company through the effective time of termination. However, the Company has entered into contracts to purchase services under which non-cancellable future minimum payments as of June 30, 2026, were as follows (in thousands):

Year ended December 31,	Amount
2026 (remaining six months)	$3,860
2027	3,113
2028	349
2029	130
Total	$7,452
10. Warrant Liabilities
Common Stock Warrant Liabilities
As of June 30, 2026, the Company had the following liability-classified warrants to purchase shares of its common stock outstanding (in thousands, except exercise price per share):

	Shares Underlying Warrants	Exercise Price Per Share	Expiration Date
2026 PIPE Warrants	15,385	$6.00	5/7/2031
2025 PIPE Warrants	17,176	$6.00	9/24/2031
NRA Warrants	7,607	$6.00	9/24/2031
Total outstanding	40,168
2026 PIPE Warrants
In connection with the 2026 PIPE Transaction (see Note 12), the Company issued 2026 PIPE Warrants that were immediately exercisable upon issuance. The 2026 PIPE Warrants are subject to standard anti-dilution provisions as well as down-round provisions that provide for adjustments upon the expiration or termination of certain Company securities. As a result of down-round provisions, which may result in adjustments triggered by events that are not inputs to a fair value model, the 2026 PIPE Warrants did not meet the requirements for equity classification and are therefore classified as liabilities, subject to remeasurement at each reporting period (see Note 5).
2025 PIPE Warrants and NRA Warrants

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
At the Closing, the Company issued 2025 PIPE Warrants and NRA Warrants to purchase shares of its common stock that were immediately exercisable upon issuance. Subsequently, on May 8, 2026, in connection with the private placement of common stock and warrants (see Note 12) the exercise prices of the 2025 PIPE Warrants and NRA Warrants were adjusted from $12.00 to $6.00 per share. As a result of the continuing down-round provisions, which may result in adjustments triggered by events that are not an input into a fair value model, the 2025 PIPE Warrants and NRA Warrants continue to be classified as liabilities, subject to remeasurement at each reporting period (see Note 5).
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
Upon the Closing, the Kodiak Assumed Warrants were remeasured and reclassified to equity as the criteria for equity classification were met (see Note 12).
11. Redeemable Convertible Preferred Stock
Series A Cumulative Redeemable Convertible Preferred Stock
At the Closing, the Company issued an aggregate of 142,155 shares of the Series A Preferred Stock and the 17,769,375 freestanding 2025 PIPE Warrants for total gross proceeds of $145.0 million (see Note 3). The Company determined the fair value of the Series A Preferred Stock and the 2025 PIPE Warrants (see Note 5) at issuance using a Monte Carlo simulation model. The valuation of the Series A Preferred Stock incorporated key assumptions, including a dividend rate of 9.99% (payable in kind), a five-year redemption period, a discount rate of 25%, and a volatility assumption of 55%.
The valuations indicated an aggregate fair value of $315.6 million, consisting of $229.2 million for the Series A Preferred Stock and $86.4 million for the 2025 PIPE Warrants. As the aggregate fair value exceeded the $145.0 million of proceeds received, the Company recognized a total loss of $170.6 million during the third quarter of 2025.
As the Series A Preferred Stock become redeemable based on the passage of time as the holders may redeem at any time after the 5-year anniversary of the Closing Date, the Series A Preferred Stock was recorded in mezzanine equity in the condensed consolidated balance sheet. The Company elected to record changes in the redemption value as they occur and adjust the carrying amount equal to the redemption amount. As the carrying value of the Series A Preferred Stock of $223.2 million was greater than its redemption value (and liquidation preference) of $183.6 million as of June 30, 2026, no change in redemption value was required to be recorded for the three and six months ended June 30, 2026.
In May 2026, in connection with the private placement of common stock and warrants (see Note 12), the conversion price of the Series A Preferred Stock was adjusted from $12.00 to $6.00 per share. The Company recognized a deemed dividend of $46.1 million representing the incremental fair value transferred to holders from the conversion price reduction. Due to the Company’s accumulated deficit, the deemed dividend was recorded within additional paid-in capital with no net impact on total stockholders’ deficit. The deemed dividend is deducted from net (loss) income to determine net loss available to common stockholders in calculating net loss per share for the three and six months ended June 30, 2026 (see Note 16).
The significant rights and preferences of the Series A Preferred Stock are as follows:
Dividends
The Series A Preferred Stock accrues dividends daily at an annual rate of 9.99% when dividends are paid in additional shares of preferred stock, or 7.99% when paid in cash. Dividends compound on a semi-annual basis, payable on June 1 and December 1 each year, and accumulate whether or not declared. All dividends accrued from issuance through June 1, 2026 were paid in kind, which resulted in the value of the Series A Preferred Stock increasing from the initial value of $1,200.0 to an accrued value of $1,283.6 per share. As of June 30, 2026, dividends had accrued from June 2, 2026 through period-end but had not yet been paid or compounded.

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
Conversion
Each share of Series A Preferred Stock is convertible into shares of the Company’s common stock at any time at the option of the holder. The number of shares issuable upon conversion is determined by dividing the carrying amount of the preferred share, including any accrued but unpaid dividends, by the applicable conversion price. The initial conversion price was $12.00 per share, subject to adjustment for stock dividends, stock splits, combinations, and similar events, as well as customary anti-dilution provisions. In connection with the private placement of common stock and warrants on May 8, 2026, the conversion price was adjusted to $6.00 per share (see Note 12).
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
12. Stockholders’ Deficit
2026 Private Placement
On May 7, 2026, the Company entered into subscription agreements for the 2026 PIPE Transaction with new institutional investors, existing stockholders, and a Company affiliate, Ares Management Corporation (“Ares”). On May 8, 2026, the 2026 PIPE Transaction closed, generating aggregate gross proceeds of $100.0 million (including $5.0 million from Ares) through the issuance and sale of (i) 15,384,609 shares of common stock at $6.50 per share and (ii) accompanying

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
freestanding 2026 PIPE Warrants to purchase up to 15,384,609 shares of common stock at an exercise price of $6.00 per share (see Note 5 and Note 10).
The 2026 PIPE Warrants did not meet the conditions for equity classification (see Note 5). Accordingly, the proceeds were allocated to the 2026 PIPE Warrants at initial fair value, with residual proceeds to the common stock issued in the transaction. The Company also incurred $5.5 million in transaction costs consisting of banking, legal, and other professional fees, which were allocated to the two instruments issued on a relative fair value basis, with $2.0 million recognized in the condensed consolidated statements of operations and comprehensive (loss) income and $3.5 million recorded as a reduction to additional paid-in capital.
Down-Round Adjustments
In connection with the 2026 PIPE Transaction, the exercise prices of the 2025 PIPE Warrants and NRA Warrants and the conversion price of the Series A Preferred Stock were each adjusted from $12.00 to $6.00 per share, representing the lowest price of securities issued in the 2026 PIPE Transaction. The original terms of each instrument included existing full ratchet down-round protection, and separately, in connection with the 2026 PIPE Transaction, the investors agreed to waive certain anti-dilution rights, which was accounted for as a modification. As the Series A Preferred Stock is classified as equity, the Company recognized the incremental value provided to the holders as a result of the down-round adjustments and waiver as a deemed dividend of $46.1 million (see Note 11). As the 2025 PIPE Warrants and NRA Warrants are classified as liabilities and remeasured each reporting period, the effect of the down-round adjustments and waiver was included within their fair value remeasurements recognized in the condensed consolidated statements of operations and comprehensive (loss) income (see Note 5 and Note 10).

Common Stock
In September 2025, the Company authorized 2,000,000,000 shares, consisting of 1,980,000,000 shares of Kodiak common stock, par value $0.0001 per share, and 20,000,000 shares of Kodiak preferred stock, par value $0.0001 per share. Each share of Kodiak common stock is entitled to one vote.
Common stock reserved for future issuance as of June 30, 2026 was as follows (in thousands):

June 30, 2026
Earn Out Securities	74,998
Common stock warrants[1]	79,631
Outstanding stock options	52,135
Shares available for issuance under equity incentive plan	25,123
Cumulative redeemable convertible preferred stock[2]	30,604
Shares available for issuance under the ESPP	7,456
Total	269,947
____________________
[1] Common stock warrants include both equity-classified and liability-classified warrants (see Note 10).
[2] Includes shares issuable for accrued dividends paid-in-kind (see Note 11).

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Equity-Classified Common Stock Warrants
As of June 30, 2026, the Company had the following equity-classified common stock warrants outstanding (in thousands, except exercise price per share):

	Shares Underlying Warrants	Exercise Price Per Share	Expiration Date
Public Warrants	24,604	$9.28	9/24/2030
Private Placement Warrants	14,300	$9.28	9/24/2030
Assumed Kodiak Warrants	559	$2.24	12/31/2028, 6/30/2031
Total outstanding	39,463
Public and Private Placement Warrants
The Company may redeem the Public Warrants if the last reported sales price of Kodiak common stock equals or exceeds $14.53 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company provides notice of redemption to the warrant holders. The Public Warrants may be redeemed only in full, not in part, and require a minimum of 30 days’ prior written notice. Once exercisable, the Public Warrants may be redeemed by the Company at a redemption price of $0.01 per warrant. The Company may require a cashless exercise of the Public Warrants upon redemption.
The Private Placement Warrants are substantially identical to the Public Warrants, except that they are exercisable on a cashless basis and are non-redeemable. The exercise price and number of shares of common stock for the warrants are subject to adjustment for certain corporate events, such as share dividends, recapitalizations, and mergers. The warrants are not adjusted for common stock issued below the exercise price, and the Company is not obligated to net cash settle them. Accordingly, the warrants are equity-classified because they are indexed to the Company’s common stock and provide for the issuance of a fixed number of shares upon exercise.
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
13. Stock-based Compensation
The Company grants stock-based awards under the Kodiak 2025 Equity Incentive Plan (the “2025 EIP”). The Company also maintains the Legacy Kodiak 2018 Equity Incentive Plan (the “2018 Plan”), under which outstanding awards continue to vest but no further awards may be granted. As of June 30, 2026, 25,122,538 and 7,455,905 shares of the Company's common stock were available for future issuance under the 2025 EIP and the 2025 Employee Stock Purchase Plan (the

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
“ESPP”), respectively. The first offering period under the ESPP commenced on May 20, 2026. Stock-based compensation expense recognized under the ESPP for the three and six months ended June 30, 2026 was not material.
Stock Option Activity
Stock option activity under the Company’s equity incentive plan was as follows:

	Options Outstanding
	Number of Options (in thousands)	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	55,438	$1.90
Granted	—	—
Exercised	(2,368)	0.61
Forfeited	(891)	3.08
Expired	(44)	1.37
Outstanding as of June 30, 2026	52,135	$1.94	6.5	$186,069
Exercisable as of June 30, 2026	37,261	$0.98	5.8	$155,862
The aggregate intrinsic value in the above table is calculated as the difference between the exercise price of the underlying stock options and the Company’s fair value of its common stock as of the balance sheet date.
As of June 30, 2026, total unrecognized compensation expense related to unvested options was $50.4 million, which the Company expects to recognize over an estimated weighted-average period of 2.5 years.
Restricted Stock Units
RSUs activity under the Company's equity incentive plan was as follows:

	Unvested RSUs Outstanding
	Number of RSUs (in thousands)	Weighted–Average Grant-Date Fair Value
Outstanding as of December 31, 2025	2,622	$5.91
Granted	1,932	7.82
Vested	—	—
Forfeited	(411)	6.40
Outstanding as of June 30, 2026	4,143	$6.75
As of June 30, 2026, total unrecognized compensation expense related to unvested RSUs was $25.0 million, which the Company expects to recognize over an estimated weighted-average period of 3.6 years.
Stock-based Compensation
Total stock-based compensation recorded in the Company’s condensed consolidated statements of operations and comprehensive (loss) income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$2,754	$1,735	$5,196	$2,920

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

General and administrative	3,075	995	6,114	1,477
Truck and freight operations	192	109	360	177
Sales and marketing	358	174	733	317
Total stock-based compensation	$6,379	$3,013	$12,403	$4,891
Stock-based compensation capitalized as part of property and equipment was not material for the three and six months ended June 30, 2026 and 2025.
14. Revenues
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
Disaggregation of Revenues
The Company’s revenues were generated from customers located in the U.S. For the three and six months ended June 30, 2026, DaaS represented 56% and 65% of total revenues, ground autonomy solutions represented 34% and 23% of total revenues, and freight delivery represented 10% and 12% of total revenues, respectively. For the three and six months ended June 30, 2025, DaaS represented 49% and 21% of total revenues, ground autonomy solutions represented 0% and 51% of total revenues, and freight delivery represented 51% and 28% of total revenues, respectively.
The Company’s contracts with a duration of one year or more consisted entirely of a DaaS arrangement with a single customer as of June 30, 2026. The aggregate amount of the transaction price allocated to unsatisfied performance obligations was $26.2 million as of June 30, 2026, which is expected to be recognized ratably over the respective service periods of each underlying contract through June 2030.
Contract Balances
As of June 30, 2026 and December 31, 2025, the Company did not have any material amounts related to unbilled receivables or contract assets. The Company's contract liabilities were $1.9 million and $0.7 million as of June 30, 2026 and December 31, 2025, respectively. Contract liabilities were included in accrued expenses and other current liabilities and other liabilities on the condensed consolidated balance sheets.
15. Income Taxes
The Company’s income tax expense was not material for the three and six months ended June 30, 2026, and 2025.
The Company’s effective tax rate for the three and six months ended June 30, 2026, and 2025 was approximately 0%. For the periods presented, the difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain non-deductible items, the absence of current taxable income, and the full valuation allowance on deferred tax assets.
16. Net Loss Per Common Share
The following table summarizes the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net (loss) income	$12,477	$(113,726)	$38,967	$(241,911)

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Less: cumulative dividends to preferred stockholders	(4,100)	—	(8,381)	—
Less: deemed dividend to preferred stockholders related to a conversion price adjustment	(46,052)	—	(46,052)	—
Net loss attributable to common stockholders, basic	(37,675)	(113,726)	(15,466)	(241,911)
Less: gain on change in fair value of liability-classified warrants	(58,280)	—	(122,938)	—
Net loss attributable to common stockholders, diluted	$(95,955)	$(113,726)	$(138,404)	$(241,911)
Denominator
Weighted-average common shares outstanding, basic	187,241	60,197	181,825	59,720
Effect of dilutive liability-classified warrants	5,962	—	7,061	—
Weighted-average common shares outstanding, diluted	193,203	60,197	188,886	59,720
Net loss per common share, basic	$(0.20)	$(1.89)	$(0.09)	$(4.05)
Net loss per common share, diluted	$(0.50)	$(1.89)	$(0.73)	$(4.05)
The following potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2026	2025
Common stock warrants	38,904	215
Redeemable convertible preferred stock	30,604	62,240
Common stock options and RSUs	56,278	53,957
Redeemable convertible preferred stock warrants	—	1,305
ESPP	79	—
Total	125,865	117,717

The 74,998,317 shares and 6,250,000 shares of common stock equivalent subject to the remaining Earn Out Securities and Sponsor Earn Out Securities, respectively, are excluded from the anti-dilutive table above as of June 30, 2026 as the underlying shares remain contingently issuable as the triggering events have not been satisfied (see Note 3).
Excluded from common stock warrants in the anti-dilutive table above as of June 30, 2026 and 2025 were those warrants with a nominal exercise price, which were included in the computation of basic and diluted net loss per share on the date all necessary conditions were satisfied for issuance, which was from the date any service-based vesting conditions were met.
17. Segment
The Company has one operating and reportable segment related to the development of autonomous vehicle technology and related services that can be applied at scale across a broad range of industries and environments. Factors used in determining the reportable segment include the nature of the Company’s activities, the organizational and reporting structure and the type of information reviewed by the chief operating decision maker (“CODM”), its chief executive officer, to allocate resources and evaluate financial performance. Net (loss) income is the key measure of segment profit and loss that the CODM uses to allocate resources and assess performance. The CODM uses net (loss) income to evaluate the Company’s expenditures and monitor budget-to-actual results. The CODM considers budget-to-actual variances and available cash when making decisions about the allocation of resources across the organization.
Significant expenses within net (loss) income include research and development, general and administrative, truck and freight operations and sales and marketing, which are separately presented on the Company’s condensed consolidated statements of operations and comprehensive (loss) income. The Company’s long-lived assets are located in the United States.

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
18. Subsequent Events
Purchase Commitments
In July 2026, the Company entered into a non-cancellable three-year agreement with a cloud service provider for enterprise cloud computing and storage services. Under the terms of the agreement, the Company has a total minimum purchase commitment of $28.5 million payable in equal annual amounts over the three-year contract term ending in July 2029.

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
We serve customers in the long-haul trucking, industrial trucking, and defense industries. In December 2024, we launched our driverless solution, which we refer to as the Kodiak Driver. We believe the launch of the Kodiak Driver represents the first customer-owned and -operated driverless trucks in commercial service. In addition, our customers have utilized Kodiak-owned driverless trucks to deliver revenue-generating loads across the southern United States. As of June 30, 2026, Kodiak Driver-powered vehicles have logged over 40,000 Cumulative Hours of Paid Driverless Operations and have delivered over 20,000 loads. In the defense industry, we believe the Kodiak Driver can support national security initiatives and critical government applications.
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
Evolution of Business Model
Our business model has evolved and will continue to evolve in parallel with the growth of our business. Initially, our revenue was generated by transporting commercial freight using Kodiak-owned autonomous trucks and from our work with the U.S. Army. This approach allowed us to refine the Kodiak Driver, demonstrate commercial viability, grow our customer base and establish a freight network spanning approximately 26,000 miles across the southern United States and demonstrate the viability of the Kodiak Driver across multiple operating domains.
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
Commercialization
We launched our DaaS business in December 2024 with Atlas, and as of June 30, 2026, have surpassed 40,000 Cumulative Hours of Paid Driverless Operations. We anticipate scaling our deployment with Atlas over the course of 2026 and beyond. We are also exploring opportunities among additional customers that operate in remote, unstructured environments similar to the Permian Basin. Like Atlas, these customers face acute driver recruitment issues and 24/7 operational requirements, presenting attractive growth and profitability opportunities. We additionally see an opportunity to expand our work on unimproved roads internationally, in similarly-well suited markets such as Australia, the Middle East, and Canada.
We also continue to prepare our long-haul trucking and industrial trucking customers for our DaaS business model through our Partner Deployment Program (“PDP”) as we work to expand our safety case to the long-haul trucking vertical. Inclusive of both our operations with Atlas and with our over-the-road customers, as of June 30, 2026, Kodiak Driver-powered vehicles have delivered over 20,000 loads.
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
In December 2024, we commenced tracking Cumulative Hours of Paid Driverless Operations following the initial delivery of the Kodiak Driver-powered trucks to Atlas. As of June 30, 2026, we have surpassed 40,000 Cumulative Hours of Paid Driverless Operations.
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
This metric reflects commercial adoption, operational scaling and our ability to deliver autonomous vehicles capable of operating without a safety driver. As of June 30, 2026, our customers had 35 Customer-Owned Driverless Vehicles.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

GAAP loss from operations	$(43,677)	$(25,347)	$(81,528)	$(43,946)
Stock-based compensation	6,379	3,013	12,403	4,891
Non-GAAP loss from operations	$(37,298)	$(22,334)	$(69,125)	$(39,055)
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

GAAP net cash used in operating activities	$(34,125)	$(20,356)	$(63,619)	$(36,862)
Purchases of property and equipment	(3,933)	(2,916)	(9,464)	(5,236)
Free cash flow	$(38,058)	$(23,272)	$(73,083)	$(42,098)

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
Results of Operations
Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025
Our results of operations for the periods indicated are summarized in the table below (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues	$3,499	$503	$2,996	596%
Operating expenses:
Research and development	22,702	12,218	10,484	86%
General and administrative	12,439	7,161	5,278	74%
Truck and freight operations	10,649	5,470	5,179	95%
Sales and marketing	1,386	1,001	385	38%
Total operating expenses	47,176	25,850	21,326	82%
Loss from operations	(43,677)	(25,347)	(18,330)	(72%)
Other income (expenses):
Interest expense	(909)	(1,160)	251	22%
Interest income and other, net	(524)	294	(818)	(278%)
Change in fair value of common stock warrants	58,280	—	58,280	NM
Change in fair value of second lien loans	(679)	(2,154)	1,475	68%
Change in fair value of simple agreements for future equity	—	(84,173)	84,173	100%
Change in fair value of redeemable convertible preferred stock warrant liabilities	—	(1,183)	1,183	100%
Total other income (expenses), net	56,168	(88,376)	144,544	164%
Net (loss) income before income taxes	$12,491	$(113,723)	$126,214	111%

NM = not meaningful
Revenues
Revenues increased by $3.0 million, or 596%, to $3.5 million for the three months ended June 30, 2026, from $0.5 million for the three months ended June 30, 2025. The increase was primarily attributed to a $1.7 million increase in DaaS revenue and $1.2 million from ground autonomy solutions.
Research and Development
Research and development expenses increased by $10.5 million, or 86%, to $22.7 million for the three months ended June 30, 2026 from $12.2 million for the three months ended June 30, 2025. The increase was primarily attributable to $5.5 million of higher headcount-related expenses, an increased investment of $3.3 million in software and other tools to support our artificial intelligence and machine learning initiatives, and an increased investment of $2.1 million in hardware and development related to our long-haul operations.
General and Administrative
General and administrative expenses increased by $5.3 million, or 74%, to $12.4 million for the three months ended June 30, 2026 from $7.2 million for the three months ended June 30, 2025. The increase was primarily attributable to $4.0 million of higher headcount-related expenses, as well as an increase of $1.2 million in costs incurred for legal, accounting, and other services, associated with operating as a public company.
Truck and Freight Operations
Truck and freight operations expenses increased by $5.2 million, or 95%, to $10.6 million for the three months ended June 30, 2026 from $5.5 million for the three months ended June 30, 2025. The increase was primarily attributable to an increase of $3.0 million in infrastructure costs and $2.1 million in higher headcount-related expenses, both driven by efforts to support DaaS operations and development related to our long-haul operations.
Sales and Marketing
Sales and marketing expenses increased by $0.4 million, or 38%, to $1.4 million for the three months ended June 30, 2026 from $1.0 million for the three months ended June 30, 2025. The increase was primarily attributable to $0.3 million in higher marketing expenses and $0.2 million in higher headcount-related expenses.
Other Income (Expenses)
Other income (expenses), net increased by $144.5 million, or 164%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily attributable to an $84.2 million loss on the change in fair value of simple agreements for future equity for the three months ended June 30, 2025 that did not recur in 2026 due to their conversion into shares of common stock in 2025, as well as a $58.3 million gain on the change in fair value of common stock warrants for the three months ended June 30, 2026. Our common stock warrants had not been issued until and after September 2025.

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
Our results of operations for the periods indicated are summarized in the table below (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues	$5,329	$1,974	$3,355	170%
Operating expenses:
Research and development	40,252	22,352	17,900	80%
General and administrative	24,859	12,286	12,573	102%
Truck and freight operations	18,954	9,475	9,479	100%
Sales and marketing	2,792	1,807	985	55%
Total operating expenses	86,857	45,920	40,937	89%
Loss from operations	(81,528)	(43,946)	(37,582)	(86%)
Other income (expenses):
Interest expense	(1,805)	(2,424)	619	26%
Interest income and other, net	525	463	62	13%
Change in fair value of common stock warrants	122,938	—	122,938	NM
Change in fair value of second lien loans	(1,153)	(2,154)	1,001	46%
Change in fair value of simple agreements for future equity	—	(192,548)	192,548	100%
Change in fair value of redeemable convertible preferred stock warrant liabilities	—	(1,298)	1,298	100%
Total other income (expenses), net	120,505	(197,961)	318,466	161%
Net (loss) income before income taxes	$38,977	$(241,907)	$280,884	116%
NM = not meaningful
Revenues
Revenues increased by $3.4 million, or 170%, to $5.3 million for the six months ended June 30, 2026, from $2.0 million for the six months ended June 30, 2025. The increase was primarily attributed to a $3.0 million increase in DaaS revenue and $0.3 million from ground autonomy solutions.
Research and Development
Research and development expenses increased by $17.9 million, or 80%, to $40.3 million for the six months ended June 30, 2026 from $22.4 million for the six months ended June 30, 2025. The increase was primarily attributable to $10.5 million of higher headcount-related expenses, an increased investment of $4.7 million in software and other tools to support our artificial intelligence and machine learning initiatives, and an increased investment of $3.0 million in hardware and development related to our long-haul operations.
General and Administrative
General and administrative expenses increased by $12.6 million, or 102%, to $24.9 million for the six months ended June 30, 2026 from $12.3 million for the six months ended June 30, 2025. The increase was primarily attributable to $8.9 million of higher headcount-related expenses, as well as an increase of $3.1 million in costs incurred for legal, accounting, and other services, associated with operating as a public company.
Truck and Freight Operations
Truck and freight operations expenses increased by $9.5 million, or 100%, to $19.0 million for the six months ended June 30, 2026 from $9.5 million for the six months ended June 30, 2025. The increase was primarily attributable to an increase of $4.8 million in infrastructure costs and $4.3 million in higher headcount-related expenses, both driven by efforts to support DaaS operations and development related to our long-haul operations.

Sales and Marketing
Sales and marketing expenses increased by $1.0 million, or 55%, to $2.8 million for the six months ended June 30, 2026 from $1.8 million for the six months ended June 30, 2025. The increase was primarily attributable to $0.7 million of higher headcount-related expenses, as well as an increase of $0.4 million in marketing expenses.
Other Income (Expenses)
Other income (expenses), net increased by $318.5 million, or 161% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily attributable to a $192.5 million loss on the change in fair value of simple agreements for future equity for the six months ended June 30, 2025 that did not recur in 2026 due to their conversion into shares of common stock in 2025, as well as a $122.9 million gain on the change in fair value of common stock warrants for six months ended June 30, 2026. Our common stock warrants had not been issued until and after September 2025.
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
For the six months ended June 30, 2026, we incurred a $81.5 million loss from operations. We expect to incur additional losses and increased expenses in future periods as we continue to scale our business, invest in research and development efforts, increase employee headcount and incur additional expenses associated with being a public company.
As of June 30, 2026, we had cash and cash equivalents and marketable securities totaling $151.1 million, and short-term debt obligations totaling $12.7 million consisting of the current portion of debt and second lien loans. We have historically funded our operations primarily through the issuance of equity and debt securities. We do not anticipate our cash and cash equivalents and marketable securities will be sufficient to meet our capital requirements for at least one year from the filing date of this Quarterly Report under our current operating plan. We expect to be able to fund our business plan into the second quarter of 2027. We expect to seek additional funding through debt or equity offerings to fund our operating plan, which may include the near-term issuance of equity and equity-linked securities or the incurrence of additional indebtedness, potentially resulting in substantial dilution or restrictive covenants. If we do not generate sufficient cash to fund our operating plan, we may also adjust our operating plan to lower our anticipated research and development initiatives, reduce our growth plans or liquidate our assets, among other things. To the extent any or all of these events were to occur, our business, operating results, financial condition and prospects may be materially and adversely affected.
As of June 30, 2026, we may receive up to $603.3 million from the full cash exercise of all of our outstanding warrants. The likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon the market price of our common stock. To the extent the market price for our common stock is less than the then-effective exercise price per share of any warrants, holders of such warrants will be unlikely to exercise such warrants.
Cash Flows
Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
Our cash flows for the periods indicated are summarized in the table below (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(63,619)	$(36,862)
Investing activities	(42,706)	(5,236)

Financing activities	102,348	45,638
Net change in cash and cash equivalents and restricted cash	$(3,977)	$3,540
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2026 was $63.6 million and consisted of a $103.9 million change in non-cash adjustments, partially offset by net income of $39.0 million and a $1.3 million change in our operating assets and liabilities. Non-cash adjustments primarily consisted of a $122.9 million change in the fair value of common stock warrants and a $0.6 million accretion of discount on marketable securities, partially offset by $12.4 million in stock-based compensation, $3.1 million in depreciation and amortization, a $1.2 million change in fair value of second lien loans, and $1.0 million in non-cash lease expense. The change in our operating assets and liabilities was primarily due to a $2.0 million increase in our accounts payable, accrued expenses and other current liabilities, and other liabilities, as well as a $0.4 million decrease in our accounts receivable, both driven primarily by the timing of payments. These activities were partially offset by a $1.0 million decrease in operating lease liabilities.
Net cash used in operating activities for the six months ended June 30, 2025 was $36.9 million and consisted of a net loss of $241.9 million partially offset by $203.6 million in non-cash adjustments and a $1.4 million change in our operating assets and liabilities. Non-cash adjustments primarily consisted of $192.5 million in the change in fair value of SAFEs, $4.9 million in stock-based compensation, $2.2 million in the change in fair value of Second Lien Loans, $1.3 million in the change in fair value of redeemable convertible preferred stock warrant liabilities, $1.2 million in depreciation and amortization and $0.9 million in non-cash lease expense. The change in our operating assets and liabilities was primarily due to a $1.3 million increase in our accounts payable and accrued expenses and other current liabilities due to the timing of payments and a $0.7 million decrease in our accounts receivable related to our contract with the U.S. Army, partially offset by a $0.9 million decrease in operating lease liabilities.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 was $42.7 million and primarily consisted of $104.2 million in purchases of marketable securities and $9.5 million in purchases of property and equipment. These activities were partially offset by $70.3 million in proceeds from maturities of marketable securities.
Net cash used in investing activities for the six months ended June 30, 2025 was $5.2 million and related to purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 was $102.3 million and consisted of $100.0 million in gross proceeds from the issuance of common stock and warrants in connection with a private placement, $7.2 million in proceeds from the exercise of common stock warrants, and $1.5 million in proceeds from the exercise of stock options, partially offset by $5.2 million in payments of offering costs in connection with the private placement and $1.1 million for the repayment of debt obligations.
Net cash provided by financing activities for the six months ended June 30, 2025 was $45.6 million and consisted of $29.7 million in proceeds from the issuance of second lien loans, $23.7 million in proceeds from the issuance of SAFEs, and $0.9 million in proceeds from the exercise of stock options, partially offset by $6.2 million for the repayment of debt obligations and $2.5 million in payments of offering costs.
Contractual Obligations and Other Commitments
Debt Agreements
2025 Second Lien Credit Facility
As of June 30, 2026, $10.0 million in principal remained outstanding under our Second Lien Loan and Security Agreement, representing a loan previously exchanged from a SAFE with an affiliate of a lender party thereto prior to the Merger. This borrowing matures on October 1, 2026, and bears interest that is capitalized and included in the principal balance due at maturity.

2025 Credit Facility
As of June 30, 2026, we had outstanding term loans under our venture loan and security agreement (as amended, the “2025 Credit Facility”) in an aggregate principal amount of $30.0 million. Borrowings under the 2025 Credit Facility mature in January 2030 and currently require interest-only payments through July 1, 2028, after which consecutive payments of principal and interest become due.
2022 Equipment Financing
As of June 30, 2026, we had outstanding debt under our secured equipment line (the “2022 Equipment Facility”) in an aggregate principal amount of $0.9 million, of which $0.7 million is due within one year. The 2022 Equipment Facility matures in March 2028.
See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding our debt agreements.
Other Commitments
Our other cash requirements as of June 30, 2026 were related to operating leases and certain purchase commitments with our service providers.
Our operating lease arrangements are related to facilities located in Mountain View, California, as well as in Lancaster and Odessa, Texas, under non-cancellable agreements expiring at various dates through 2031. As of June 30, 2026, the total undiscounted future lease payments under our operating leases were $7.1 million, of which $2.9 million are due within one year.
We may enter into purchase commitments with our service providers. As of June 30, 2026, the total purchase commitments under such vendor agreements were $7.5 million, of which $5.7 million are due within one year.
See Note 7 and Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding our leases and other commitments.
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
We expect to remain an emerging growth company until the earlier of (1) the last day of the year (i) following April 4, 2028, which is the fifth anniversary of the effective date of AACT’s IPO registration statement, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. On the last business day of our second quarter in fiscal 2026, the aggregate market value of our common stock held by non-affiliates exceeded $700 million. As a result, as of December 31, 2026, the Company will be considered a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and the Company will cease to be an emerging growth company. Accordingly, the Company will no longer be exempt from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and the Company’s independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting. Further, following the loss of emerging growth company status, the Company will be required to comply with any new or revised accounting pronouncements as of public company effective dates.
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

Changes in Internal Control Over Financial Reporting
We are currently in the process of implementing a new enterprise resource planning (“ERP”) system. During the first half of fiscal 2026, this implementation impacted certain processes and procedures, resulting in changes to our internal control over financial reporting. We will continue to evaluate and monitor our internal control over financial reporting as processes and procedures in the affected areas evolve as we continue the implementation of our new ERP system.
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
Item 1A. Risk Factors.
Investing in our securities involves a high degree of risk. Before deciding to invest in or to maintain an investment in our securities, you should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. Our business, as well as our reputation, financial condition, results of operations and price of our securities could also be adversely affected by any of these risks and other risks and uncertainties not currently known to us or that we currently do not believe are material. In that event, the market price of our securities could decline, and you could lose part or all of your investment.
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
We are a relatively new enterprise that is just beginning to commercially scale our business. For instance, in December 2024, we announced the delivery of our first Kodiak Driver-powered, customer-owned driverless trucks to Atlas. Following successful real-world operations and achievement of certain milestones, in March 2025, Atlas committed to deploying the Kodiak Driver on 100 Atlas-owned trucks, subject to the terms of a Master Services Agreement between us and Atlas, effective as of July 17, 2024 (as amended and restated, the “Atlas MSA”). Relationships with Atlas and other current customers are important to our existing operations. We also need to both successfully scale driverless operations with Atlas and other customers and attract new customers to commercially scale our business. As part of our scaling efforts, we may encounter considerable challenges in entering new markets and undertaking sales and marketing activities, many of which are beyond our control. The likelihood of our success must be considered in light of these potential risks, expenses, complications, delays, and the competitive environment in which we operate. Consequently, there is substantial uncertainty that our business model will prove successful and sustainable. We may not be able to generate significant revenue or achieve profitability. In addition, any failure to commercialize our solutions within our projected timelines may adversely affect our business, financial condition and results of operations. Any investment in us is therefore highly speculative and may result in the loss of your entire investment.
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

In 2024, we partnered with Atlas and deployed our first Kodiak Driver-powered, customer-owned trucks. In March 2025 upon the achievement of certain milestones, Atlas committed to deploying the Kodiak Driver on 100 Atlas-owned trucks, subject to the terms of the Atlas MSA. Until we have scaled our commercial operations in on-highway operations and other applications of the Kodiak Driver, we expect our contract with Atlas to account for a growing portion of our revenue as we continue to deploy additional trucks to Atlas. For example, for the three and six months ended June 30, 2026, we recognized revenue from Atlas of $1.9 million and $3.4 million, which represented 56% and 65% of our total revenue, respectively.
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
As of June 30, 2026, Atlas is our sole customer with driverless vehicles integrated into their fleet. Until we have scaled our business, we expect the Atlas MSA to account for a significant and growing portion of our revenue. Although we anticipate that the Atlas MSA will generate revenue for us through the initial order of 100 Kodiak Driver-powered, Atlas-owned trucks and beyond, we may fail to satisfy our obligations under the Atlas MSA, Atlas may elect not to enter into additional orders for the Kodiak Driver, and we may not otherwise realize the anticipated benefits at the time or to the degree we anticipate, or at all. The loss of all or a portion of the revenue attributable to the Atlas MSA may adversely affect our business, financial condition and results of operations. Further, while Atlas is contractually obligated to deploy the Kodiak Driver on 100 Atlas-owned trucks at an agreed-upon schedule which may be adjusted by the mutual agreement of Kodiak and Atlas, Atlas is not required to license the Kodiak Driver in any additional trucks beyond this figure. Atlas may also license the Kodiak Driver slower than anticipated or seek a delay or defer delivery of Kodiak Driver-powered trucks, which may be exacerbated by the volatility and swings in productivity that have historically affected oil and gas industry participants. For example, Atlas is deploying the Kodiak Driver on a new truck platform beginning in the third quarter of 2026. As a result of this platform transition and associated procurement timelines, we have extended the deployment schedule for Atlas’s initial 100-truck commitment into the first half of 2027. We may experience unexpected delays in connection with this platform transition in the event that our suppliers, OEMs, or other partners experience supply chain disruptions, capacity constraints, or are otherwise not able to meet agreed upon timelines. Our collaboration with third parties to provide vehicle integration services is subject to risks that are outside of our control.

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
There is currently significant uncertainty about the future relationship between the United States and its trading partners with respect to trade policies, tariffs, and similar policies affecting cross-border operations. The U.S. Government has made and continues to make significant additional changes in U.S. trade policy, specifically tariffs, and may continue to take future actions that could negatively impact our business, including escalating tariffs on the import of goods from most U.S. trading partners. For example, between February 2025 and February 2026, the United States imposed additional 10-35% fentanyl-related tariffs on certain goods from China, Canada, and Mexico with exceptions for items qualifying for duty-free treatment under the U.S.-Mexico-Canada Agreement (“USMCA”), and additional reciprocal tariffs on China (currently 10%). Between April 2025 and February 2026, the U.S. Government also imposed additional reciprocal tariffs of between 10%-125% on imports from most U.S. trading partners, with certain products exempt from these reciprocal tariff measures. These additional U.S. tariffs were implemented under authorities asserted in the International Emergency Economic Powers Act (“IEEPA”) and rescinded on February 24, 2026, following a Supreme Court decision invalidating the use of IEEPA to authorize these tariffs. The availability, timing, and amount of any related refunds associated with payments of these duties remain uncertain and subject to further legal, regulatory, and administrative action, though the U.S. government began rolling out a system on April 20, 2026 to begin processing refund requests for certain affected entries. Between February 24, 2026 and July 24, 2026, the U.S. government also implemented a global “temporary import surcharge” of 10% on many of the same products affected by the prior reciprocal tariffs, under authorities provided for in Section 122 of the Trade Act of 1974. Upon expiration of the Section 122 temporary import surcharge on July 24, 2026, the U.S. government implemented tariffs of up to 10% or 12.5% on imported commodities from 60 U.S. trading partners, with certain items excepted, under authorities provided under Section 301 of the Trade Act of 1974, following a determination by the U.S. Trade Representative that these trading partners have insufficiently implemented or enforced forced labor laws. The United States also recently announced an intent to impose 50% tariffs on certain products of Canada effective August 19, 2026, under authorities provided in Section 338 of the Tariff Act of 1930. The U.S. Government has also implemented Section 232 tariffs on various items based on a finding that certain imports threaten to impair U.S. national security, including but not limited to certain articles of steel and aluminum; passenger vehicles, trucks, and automotive components; and articles of copper. The U.S. Government has also imposed, increased, or maintained additional Section 301 tariffs of 7.5%-100% on certain commodities from China. The scope of these tariffs and exclusions is subject to change. Additional trade-related investigations by the U.S. government are in progress and could result in the imposition of additional tariffs, including under Sections 232, 301, 122, and 338.
The recent changes in tariff and trade policy underscore the uncertainty regarding the future relationships between the United States and its trading partners. In response to these and other U.S. trade measures, China, Canada, and other affected countries have taken or threatened to take retaliatory actions to respond. Such actions include the imposition of retaliatory tariffs on imports of products of U.S. origin, the imposition of export controls on a wide array of products (including rare earth metals and other critical minerals), as well as other actions. The adoption of retaliatory actions by targeted countries has prompted and could prompt the United States to further increase its tariff measures, and continued escalation of tariffs and trade measures could result in the outbreak of a trade war. The trade and tariff policies of the United States and other countries are currently fluid and subject to further changes.
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
Our success depends largely upon the continued services of our executive officers, engineers, and certain other key employees. We rely on our executive officers, engineers, and key employees in the areas of business strategy, research and development, marketing, communications, sales, services, supply chain management, and general and administrative functions. We compete for talent with other companies, including companies that are larger and have greater resources than we do. Competition for talent in the AV and AI industries, especially in the San Francisco Bay Area, is intense and often leads to increased compensation and other personnel costs. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our continued ability to compete effectively depends on our ability to attract substantial numbers of qualified new employees and to retain and motivate our existing employees. Also, to the extent we hire employees from competitors or other companies, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information of their former employers. Any material departures of our executive management team, engineers, or key employees, may individually or in the aggregate, adversely affect our business, financial condition, and results of operations.

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
We rely on our third-party suppliers, OEMs, upfitters, service providers and partners, some of which are single or limited-source suppliers or providers of certain key components for, and services used in connection with, the Kodiak Driver, and are thus susceptible to supply shortages, long lead times for components, supply changes, and limitations or constraints on service provider support availability or capacity.
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
We are at risk for breaches or other cyber incidents of operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us, our customers, or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; our integrated software or artificial intelligence; and partner, customer, or driver data that we process or our third-party vendors or suppliers process on our behalf. Any such cyber incident may materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of partners, customers, employees, suppliers, drivers or others; jeopardize the security of our facilities; or affect the performance of the Kodiak Driver. A cyber incident may be caused by disasters, insiders, through inadvertence or with malicious intent, or malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. AI and machine learning may increase cybersecurity risks we face through, for example, being used to increase the prevalence, intensity, or impact of cyber attacks or to detect, and take advantage of, potential vulnerabilities. Although we maintain and continue to develop measures designed to protect us against security breaches and other cyber incidents, such measures require frequent updates and improvements. We cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of systems and measures designed to prevent cyber incidents requires significant management time, support and cost.
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

It is also possible that future autonomous regulations are not standardized, and our technology becomes subject to differing regulations across jurisdictions (e.g. federal, state, local, and international). For example, in Europe, certain vehicle safety regulations apply to automated braking and steering systems, and certain treaties also restrict the operations of certain higher levels of automation. As of June 30, 2026, 26 U.S. states have passed legislation allowing for the deployment of driverless trucks, and most other states allow testing with a safety driver in the vehicle. Many other states are considering legislation and regulations that may adversely affect autonomous and driverless technologies. Despite advances in U.S. state legislation, there is currently no comprehensive U.S. federal framework for autonomous vehicle deployment. This regulatory patchwork, and the ongoing legislative and regulatory efforts at various jurisdictional levels, may hinder the commercial deployment of our technology and adversely affect our business prospects and financial condition.
Further, organized labor, in particular the International Brotherhood of Teamsters, has opposed driverless technology and is increasingly using its political influence to attempt to slow or stop driverless deployment. In 2026, supporters of organized labor in approximately 10 states introduced legislation that would require human drivers to be physically present in all commercial motor vehicles equipped with AV technology. These states included Alaska, Colorado, Delaware, Maryland, and Minnesota. As of June 30, 2026, no such introduced legislation has become law; however, organized labor and other opponents to driverless development may ultimately be successful and, even if unsuccessful, we may spend significant time and resources in opposition to such efforts, any of which may adversely affect our business, prospects, and results of operations.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and Nasdaq listing standards. Among other things, the Sarbanes-Oxley Act and related Exchange Act rules require that we maintain effective disclosure controls and procedures and internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. We currently qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) and, as such, have been exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We expect to cease qualifying as an emerging growth company as of December 31, 2026, and we expect our independent registered public accounting firm to be required to attest to the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2026.
We are continuing to develop and refine our disclosure controls and other procedures that are designed to assure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. We are also continuing to improve our internal control over financial reporting, including in preparation for our first auditor attestation report on the effectiveness of our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, may harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting may also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2026. When our independent registered public accounting firm is first required to attest to the effectiveness of our internal control over financial reporting, it may issue a report that is adverse in the event that it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. . Ineffective disclosure controls and procedures and internal control over financial reporting may also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our securities. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.
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
We are subject to income and other taxes in the United States and other jurisdictions, each of which has its own rules. Our current and future effective tax rates may be subject to volatility or adversely affected by a number of factors, including changes in the valuation of our deferred tax assets and liabilities; expected timing and amount of the release of any tax valuation allowances; tax effects of stock-based compensation; changes in tax laws, regulations or interpretations thereof; or lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates. In addition, we may be subject to audits of our income, sales and other taxes by taxing authorities. Although we believe our tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution by one or more taxing authorities may have a material impact on our business, financial condition, or results of operations.

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
Our future capital requirements will depend on many factors, including the rate of adoption of the Kodiak Driver and our DaaS model and the associated revenue growth, the expenses associated with such growth, and the timing and extent of our research and development efforts. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations may be adversely affected, and we may need to significantly modify our operational plans to continue as a going concern. We do not anticipate that our cash and cash equivalents as of June 30, 2026 will be sufficient to meet our capital requirements for at least one year under our current operating plan. We expect to be able to fund our business plan into the second quarter of 2027. See Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding the PIPE Transaction. We expect to seek additional funding from debt or equity offerings, which may result in substantial dilution or additional restrictive covenants. If we do not generate sufficient cash to fund our operating plan, we may also adjust our operating plan to reduce our research and development initiatives, lower our anticipated growth plans or liquidate our assets, among other things. To the extent any or all of these events were to occur, our business, operating results, financial condition and prospects may be materially and adversely affected. In conjunction with such a liquidation, the values we receive for our assets in liquidation or dissolution may be significantly lower than the values reflected in our financial statements. Our lack of cash resources and our potential inability to continue as a going concern may adversely affect our stock price and our ability to raise new capital or to enter into critical contractual relations with third parties due to concerns about our ability to meet our contractual obligations.
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

Further, a significant number of shares of our common stock are subject to issuance upon exercise of the Warrants, and the number of shares covered by the Warrants may increase. For example, the 2025 PIPE Warrants and NRA Warrants contain anti-dilution adjustments, including with respect to certain issuances or sales of common stock at prices less than the exercise price then in effect. In connection with the consummation of the PIPE Transaction, the exercise price of the 2025 PIPE Warrants and NRA Warrants was adjusted to $6.00 per share. Further, future adjustments to the exercise price of the Warrants may result in substantial additional dilution to existing stockholders and may depress the market price of our common stock. For example, pursuant to the Warrant Agreement, the exercise price per share of the Private Placement Warrants and the Public Warrants were adjusted from $11.50 to $9.28 after trading closed on October 20, 2025. The issuance of the shares of common stock underlying these Warrants or any adjustments to the exercise price of such Warrants will have a dilutive impact on other stockholders and may reduce the market price of our common stock.

In addition, each share of our Series A Preferred Stock is convertible into common stock at any time at the option of the holder at a rate equal to the Accrued Value, divided by the then-applicable conversion price, plus any accrued but unpaid dividends on such share. In the event we elect to pay dividends in kind, the Accrued Value will increase, thereby increasing the number of shares of our common stock into which each share of our Series A Preferred Stock is convertible and the related voting power of the Series A Preferred Stock, which will be dilutive to other stockholders. For example, we have elected to pay all accrued dividends on the Series A Preferred Stock since issuance in kind, which resulted in the Accrued Value of the Series A Preferred Stock increasing from $1,200.00 to $1,283.61.
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
We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions or reduced disclosure obligations from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they may deem important. We will cease to qualify as an emerging growth company on the last day of our fiscal year ending December 31, 2026 because our non-affiliate public float exceeded $700 million as of the last business day of our second fiscal quarter of 2026, at which time we will also become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Additionally, under Section 2(a)(19) of the Securities Act, emerging growth company status would be lost immediately if we issued more than $1 billion in non-convertible debt in any three-year period. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. This may make comparison of our financial statements with those of public companies that comply with public company effective dates difficult or impossible because of the potential differences in accounting standards used. Upon our loss of emerging growth company status, we will be required to comply with new or revised accounting standards on the effective dates applicable to public companies that are not emerging growth companies. As a result, we may be required to adopt certain accounting standards on an accelerated basis relative to our prior transition timeline, which could require additional resources and could impact our reported financial results and the comparability of our financial statements across periods. Investors may find our common stock less attractive because we rely on these exemptions or reduced disclosure obligations, which may result in a less active trading market for our common stock and its price may be more volatile.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2026, the following director and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408:
On May 29, 2026, Don Burnette, our Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 4,750,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 24, 2027, or earlier if all transactions under the trading arrangement are completed.
On June 5, 2026, Jordan Coleman, our Chief Legal and Policy Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 1,162,250 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 16, 2027, or earlier if all transactions under the trading arrangement are completed.
On June 11, 2026, Michael Wiesinger, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 1,328,635 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 16, 2027, or earlier if all transactions under the trading arrangement are completed.
On June 12, 2026, Surajit Datta, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 100,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 17, 2027, or earlier if all transactions under the trading arrangement are completed.
On June 12, 2026, Zsuzsanna Major, our Chief People Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 1,250,961 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 16, 2027, or earlier if all transactions under the trading arrangement are completed.
During the quarter ended June 30, 2026, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits.
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
10.1*	Amended and Restated Master Services Agreement between Kodiak Robotics, Inc. and Fountainhead Logistics, LLC, dated August 5, 2026					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS††	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH††	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL††	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF††	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB††	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE††	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104††	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
* Certain confidential information contained in this exhibit has been omitted because it is both (i) not material; and (ii) the type that the registrants treat as private or confidential.
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

Signature	Title	Date

/s/ Don Burnette	Chief Executive Officer and Director (Principal Executive Officer)	August 7, 2026
Don Burnette

/s/ Surajit Datta	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 7, 2026
Surajit Datta