Form 10-Q
period 2026-09-30
Kodiak AI, Inc.
filed 2026-11-06
CIK 1853138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
As of October 30, 2026, the number of shares of the registrant’s common stock outstanding was 204,083,603.

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
•    risks related to working with third-party suppliers, OEMs, upfitters, service providers and partners for key components of the Kodiak Driver, including supply shortages, lead times, and operational design domain (“ODD”) expansion;
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

Part I - Financial Information
Item 1. Financial Statements
Kodiak AI, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except par values; unaudited)

	September 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$30,883	$50,761
Marketable securities	82,761	69,908
Accounts receivable	277	879
Prepaid expenses and other current assets	5,788	4,464
Total current assets	119,709	126,012
Restricted cash	950	1,450
Property and equipment, net	32,777	26,553
Operating lease right-of-use assets	4,890	5,261
Other assets	178	131
Total assets	$158,504	$159,407
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$272	$1,455
Accrued expenses and other current liabilities	18,099	11,354
Operating lease liabilities, current	2,018	1,916
Debt, current portion	666	1,065
Second lien loans	12,632	10,872
Total current liabilities	33,687	26,662
Debt, net of current portion	29,410	29,878
Operating lease liabilities, noncurrent	3,099	3,584
Common stock warrants	19,521	158,346
Other liabilities	973	804
Total liabilities	86,690	219,274
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock
Series A cumulative redeemable convertible preferred stock, $0.0001 par value; 20,000 shares authorized; 142 shares issued and outstanding	223,185	223,185
Stockholders’ deficit
Common stock, $0.0001 par value; 1,980,000 shares authorized; 196,364[1] and 175,440[1] shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	20	17
Additional paid-in capital	636,005	570,578
Accumulated other comprehensive (loss) income	(108)	22
Accumulated deficit	(787,288)	(853,669)
Total stockholders’ deficit	(151,371)	(283,052)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$158,504	$159,407
________________________
[1] Excludes 6,250,000 shares legally issued and outstanding related to sponsor earn out securities (see Note 3).
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak AI, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(In thousands, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$2,969	$770	$8,298	$2,744
Operating expenses:
Research and development	25,422	13,452	65,674	35,804
General and administrative	14,532	9,177	39,391	21,463
Truck and freight operations	11,507	6,627	30,461	16,102
Sales and marketing	1,886	1,483	4,679	3,290
Total operating expenses	53,347	30,739	140,205	76,659
Loss from operations	(50,378)	(29,969)	(131,907)	(73,915)
Other (expenses) income:
Interest expense	(922)	(941)	(2,727)	(3,365)
Interest income and other, net	1,107	(3,018)	1,633	(2,555)
Loss on issuance of equity instruments	—	(210,722)	—	(210,722)
Change in fair value of common stock warrants	78,213	—	201,151	—
Change in fair value of second lien loans	(607)	(21,784)	(1,760)	(23,938)
Change in fair value of simple agreements for future equity	—	2,473	—	(190,075)
Change in fair value of redeemable convertible preferred stock warrant liabilities	—	(5,974)	—	(7,272)
Total other (expenses) income, net	77,791	(239,966)	198,297	(437,927)
Net (loss) income before income taxes	27,413	(269,935)	66,390	(511,842)
Income tax benefit (expense)	1	—	(9)	(4)
Net (loss) income	$27,414	$(269,935)	$66,381	$(511,846)
Unrealized (losses) gains on marketable securities, net of tax	10	—	(130)	—
Comprehensive (loss) income	$27,424	$(269,935)	$66,251	$(511,846)
Net (loss) income	$27,414	$(269,935)	$66,381	$(511,846)
Adjustments to net (loss) income attributable to common stockholders (see Note 16)	(6,885)	—	(59,014)	—
Net (loss) income attributable to common stockholders	$20,529	$(269,935)	$7,367	$(511,846)
Net (loss) income per common share, basic (see Note 16)	$0.11	$(3.89)	$0.04	$(8.13)
Net (loss) income per common share, diluted (see Note 16)	$0.09	$(3.89)	$(1.03)	$(8.13)
Weighted-average common shares outstanding, basic	194,506	69,405	186,098	62,978
Weighted-average common shares outstanding, diluted	227,558	69,405	188,085	62,978
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak AI, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(In thousands; unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	142	$223,185	175,440	$17	$570,578	$(853,669)	$22	$(283,052)
Issuance of common stock upon exercise of common stock warrants	—	—	386	—	3,584	—	—	3,584
Issuance of common stock upon exercise of stock options	—	—	1,650	1	972	—	—	973
Stock-based compensation	—	—	—	—	6,111	—	—	6,111
Other comprehensive loss	—	—	—	—	—	—	(24)	(24)
Net income	—	—	—	—	—	26,490	—	26,490
Balance as of March 31, 2026	142	$223,185	177,476	$18	$581,245	$(827,179)	$(2)	$(245,918)
Issuance of common stock in connection with a private placement, net of transaction costs	—	—	15,385	1	34,125	—	—	34,126
Issuance of common stock upon exercise of common stock warrants	—	—	594	—	3,563	—	—	3,563
Issuance of common stock upon exercise of stock options	—	—	718	—	469	—	—	469
Stock-based compensation	—	—	—	—	6,481	—	—	6,481
Other comprehensive loss	—	—	—	—	—	—	(116)	(116)
Net income	—	—	—	—	—	12,477	—	12,477
Balance as of June 30, 2026	142	$223,185	194,173	$19	$625,883	$(814,702)	$(118)	$(188,918)
Issuance of common stock upon exercise of stock options	—	—	1,999	1	1,244	—	—	1,245
Issuance of common stock upon settlement of restricted stock units	—	—	192	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,878	—	—	8,878
Other comprehensive income	—	—	—	—	—	—	10	10
Net income	—	—	—	—	—	27,414	—	27,414
Balance as of September 30, 2026	142	$223,185	196,364	$20	$636,005	$(787,288)	$(108)	$(151,371)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak AI, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(In thousands; unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	93,963	$170,648	87,646	$—	$17,309	$(268,144)	$—	$(250,835)
Reverse recapitalization	(31,723)	—	(29,589)	6	(6)	—	—	—
Balance as of December 31, 2024	62,240	$170,648	58,057	$6	$17,303	$(268,144)	$—	$(250,835)
Issuance of common stock upon exercise of common stock warrants	—	—	17	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	942	—	508	—	—	508
Stock-based compensation	—	—	—	—	1,878	—	—	1,878
Net loss	—	—	—	—	—	(128,185)	—	(128,185)
Balance as of March 31, 2025	62,240	$170,648	59,016	$6	$19,689	$(396,329)	$—	$(376,634)
Issuance of common stock upon exercise of stock options	—	—	726	—	428	—	—	428
Stock-based compensation	—	—	—	—	3,013	—	—	3,013
Net loss	—	—	—	—	—	(113,726)	—	(113,726)
Balance as of June 30, 2025	62,240	$170,648	59,742	$6	$23,130	$(510,055)	$—	$(486,919)
Conversion of redeemable convertible preferred stock in connection with reverse recapitalization	(62,240)	(170,648)	62,240	6	170,642	—	—	170,648
Reverse recapitalization transaction, net of transaction costs[1]	—	—	52,513	5	361,168	—	—	361,173
Series A redeemable convertible preferred stock issued in connection with reverse recapitalization, net	142	223,185	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	462	—	285	—	—	285
Stock-based compensation	—	—	—	—	5,245	—	—	5,245
Net loss	—	—	—	—	—	(269,935)	—	(269,935)
Balance as of September 30, 2025	142	$223,185	174,957	$17	$560,470	$(779,990)	$—	$(219,503)

___________________________
[1] Excludes 6,250,000 shares legally issued and outstanding related to sponsor earn out securities (see Note 3).
The accompanying notes are an integral part of these condensed consolidated financial statements.

Kodiak AI, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands; unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net (loss) income	$66,381	$(511,846)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,949	2,124
Stock-based compensation	21,229	10,136
Non-cash lease expense	1,588	1,372
Accretion of discount on marketable securities	(1,057)	—
Transaction costs allocated to common stock warrants	1,984	3,223
Change in fair value of second lien loans	1,760	23,938
Change in fair value of simple agreements for future equity	—	190,075
Change in fair value of redeemable convertible preferred stock warrant liabilities	—	7,272
Change in fair value of common stock warrants	(201,151)	—
Loss on issuance of equity instruments	—	210,722
Non-cash interest expense	346	641
(Gain) loss on disposal of property and equipment, net	(88)	130
Changes in operating assets and liabilities:
Accounts receivable	602	574
Prepaid expenses and other current assets	(195)	(2,596)
Other assets	(47)	—
Accounts payable	(185)	(239)
Accrued expenses and other current liabilities	6,440	(4,589)
Operating lease liabilities	(1,566)	(1,369)
Other liabilities	169	216
Net cash used in operating activities	(98,841)	(70,216)
Investing activities:
Proceeds from maturities of marketable securities	92,267	—
Proceeds from sales of property and equipment	684	—
Purchases of marketable securities	(104,193)	—
Purchases of property and equipment	(12,246)	(11,881)
Net cash used in investing activities	(23,488)	(11,881)
Financing activities:
Repayment of debt	(1,213)	(11,776)
Proceeds from issuance of second lien loans	—	43,865
Proceeds from issuance of simple agreements for future equity	—	23,660
Proceeds from issuance of Series A cumulative redeemable convertible preferred stock	—	145,000
Proceeds from the reverse recapitalization, net of transaction costs	—	26,239
Proceeds from issuance of common stock and warrants in connection with a private placement	100,000	—
Proceeds from exercise of stock options	2,035	1,221
Proceeds from exercise of common stock warrants	7,156	—
Payments of offering costs	(5,527)	(16,618)
Net cash provided by financing activities	102,451	211,591
Net change in cash and cash equivalents and restricted cash	(19,878)	129,494
Cash and cash equivalents and restricted cash at beginning of period	52,211	18,159
Cash and cash equivalents and restricted cash at end of period	$32,333	$147,653
Components of cash and restricted cash at period end:
Cash and cash equivalents	$30,883	$146,203
Restricted cash included in prepaid and other current assets	500	—
Restricted cash	950	1,450
Total cash and cash equivalents and restricted cash	$32,333	$147,653
Supplemental disclosure of cash activities:
Cash paid for interest	$2,396	$2,733
Cash paid for income taxes	$10	$—
Supplemental disclosure of non-cash activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$689	$2,947
Operating lease right-of-use asset obtained in exchange for operating lease liability upon modification of operating lease	$720	$—
Operating lease right-of-use asset obtained in exchange for operating lease liability upon new operating lease	$497	$—
Proceeds from exercise of stock options included in prepaid and other current assets	$664	$—
Conversion of simple agreements for future equity into common stock in connection with reverse recapitalization	$—	$263,036
Conversion of redeemable preferred stock into common stock in connection with reverse recapitalization	$—	$170,648
Conversion of second lien loans into common stock in connection with reverse recapitalization	$—	$67,379
Settlement of transaction costs in common stock in connection with reverse recapitalization	$—	$12,500
Exchange of simple agreements for future equity for second lien loan	$—	$10,000
Net exercise of warrants in connection with reverse recapitalization	$—	$8,891
Issuance of non-redemption common stock in connection with reverse recapitalization	$—	$3,220
Liabilities assumed from reverse recapitalization	$—	$31
Offering costs included in accounts payable and accrued liabilities and other current liabilities	$—	$159

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
Liquidity and Going Concern
The Company has incurred recurring losses from operations and negative cash flows from operations since inception and, as of September 30, 2026, had an accumulated deficit of $787.3 million. As of September 30, 2026, the Company had cash and cash equivalents and marketable securities totaling $113.6 million, and short-term debt obligations totaling $13.3 million consisting of the current portion of debt and second lien loans. The Company expects to incur additional losses and increased expenses in future periods as it continues to scale its business, invest in research and development efforts, increase employee headcount, and incur other expenses commonly associated with being a public company.
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2026 and the results of operations for the three and nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other future interim or annual period.

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
Significant Accounting Policies
There were no significant changes to the Company’s significant accounting policies disclosed in “Note 2 – Summary of Significant Accounting Policies” of its Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 11, 2026.
There have been no new accounting pronouncements issued or adopted during the three and nine months ended September 30, 2026, that had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.
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
The Company is also subject to credit risk from its accounts receivable and does not require any collateral. Customers that represented 10% or greater of the Company’s accounts receivable balance were as follows as of the following dates:

	September 30, 2026	December 31, 2025
Customer B	23%	89%
Customer D	27%	—%
Customer E	13%	—%
Customer F	13%	—%
Customer G	11%	—%

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Customers representing 10% or more of the Company’s revenue for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	17%	—%	—%	36%
Customer B	70%	68%	67%	34%
Customer C	—%	—%	14%	—%
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards using private company timelines. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
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

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
Sponsor Earn Out Securities
In connection with the Closing, 12,500,000 Class A ordinary shares of AACT held by Ares Acquisition Holdings II LP (the “AACT Sponsor”) were converted into 12,500,000 shares of Kodiak common stock. Of these, 6,250,000 shares vested and became outstanding upon the Closing, while the remaining 6,250,000 shares (the “Sponsor Earn Out Securities”) are subject to vesting conditions.
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

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
If a change of control occurs during the Earn Out Period that results in the holders of Kodiak common stock receiving a per share price equal to or greater than the Triggering Event I Threshold, the Sponsor Earn Out Securities will immediately vest as of the consummation of such change of control. The Sponsor Earn Out Securities are equity-classified instruments because the triggering event is an exercise contingency and not a settlement condition such that they are indexed to the Company’s own common stock.
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
Earn Out Securities
As part of the Merger, immediately prior to the Closing, Legacy Kodiak security holders became eligible to receive, on a pro rata basis, up to an aggregate of 74,998,317 shares of Kodiak common stock, consisting of (i) shares of common stock (the “Earn Out Shares”) and (ii) restricted stock units (the “Earn Out RSUs,” and collectively with the Earn Out Shares, the “Earn Out Securities”), which will be issued or vest, as applicable, upon the achievement of specified stock-price-based milestones during the Earn Out Period and, in the case of the Earn Out RSUs, upon the satisfaction of service-based vesting conditions from the Closing to the date of each triggering event, as discussed below. The Earn Out Securities are divided into three equal tranches:
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
In the event of a change of control during the Earn-Out Period that results in a per-share price for Kodiak common stock equal to or in excess of a triggering event threshold, the corresponding Triggering Event will be deemed to have occurred and the related Earn Out Securities shall be issued or vest immediately prior to the consummation of the change of control. Once issued after the triggering event, which is an exercise contingency and not a settlement condition, the Earn Out Securities are equity-classified instruments because they are indexed to the Company’s own common stock. As of September 30, 2026, the Company had not met any of the triggering events.

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
4. Cash Equivalents and Marketable Securities
The following tables summarize the amortized cost and fair value of the Company’s cash equivalents and marketable securities by major category for the periods presented (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$26,202	$—	$—	$26,202
Total cash equivalents	$26,202	$—	$—	$26,202
Marketable securities:
U.S. Treasury securities	$82,869	$—	$(108)	$82,761
Total marketable securities	$82,869	$—	$(108)	$82,761

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$33,320	$—	$—	$33,320
Total cash equivalents	$33,320	$—	$—	$33,320
Marketable securities:
U.S. Treasury securities	$69,886	$22	$—	$69,908
Total marketable securities	$69,886	$22	$—	$69,908
For the three and nine months ended September 30, 2026, interest income was $1.2 million and $3.4 million, respectively, and was included within interest income and other, net in the condensed consolidated statements of operations and comprehensive (loss) income. Interest income for the three and nine months ended September 30, 2025 was not material.
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

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$26,202	$—	$—	$26,202
U.S. Treasury securities	—	82,761	—	82,761
Total assets measured at fair value	$26,202	$82,761	$—	$108,963
Liabilities
Common stock warrants
2026 PIPE Warrants	$—	$—	$7,035	$7,035
2025 PIPE Warrants	—	—	8,654	8,654
NRA Warrants	—	—	3,832	3,832
Second lien loan	—	—	12,632	12,632
Total liabilities measured at fair value	$—	$—	$32,153	$32,153

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$33,320	$—	$—	$33,320
U.S. Treasury securities	—	69,908	—	69,908
Total assets measured at fair value	$33,320	$69,908	$—	$103,228
Liabilities
Common stock warrants
2025 PIPE Warrants	$—	$—	$110,881	$110,881
NRA Warrants	—	—	47,465	47,465
Second lien loan	—	—	10,872	10,872
Total liabilities measured at fair value	$—	$—	$169,218	$169,218
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
The valuations of the warrant liabilities and second lien loans use assumptions and estimates the Company believes would be made by a market participant in making the same valuation. Changes in the fair value of these instruments were recognized in other (expenses) income in the Company’s condensed consolidated statements of operations and comprehensive (loss) income.
Warrant Liabilities
2026 PIPE Warrants
In connection with the private placement of common stock and warrants to purchase shares of the Company’s common stock (the “2026 PIPE Transaction”), on May 8, 2026 the Company issued 15,384,609 shares of warrants to purchase common stock (the “2026 PIPE Warrants”) (see Note 12). The 2026 PIPE Warrants are classified as liabilities and measured at fair value on a recurring basis using the Black-Scholes option pricing model. Key assumptions used in the Black-Scholes model to estimate the fair value of the 2026 PIPE Warrants at issuance on May 8, 2026 and as of September 30, 2026 included: common stock price of $7.25 and $1.92, respectively; exercise price of $6.00; expected

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
remaining term of 5.00 years and 4.60 years, respectively; expected volatility of 54.0% and 58.0%, respectively; risk-free interest rate of 4.0% and 5.0%, respectively; and an expected dividend yield of 0.0%.
2025 PIPE Warrants and NRA Warrants
Prior to the 2026 PIPE Transaction (see Note 12), the Company determined the fair value of its 2025 PIPE Warrants and NRA Warrants using a Monte Carlo simulation model due to exercise price reset features. In connection with the private placement, the exercise prices for the 2025 PIPE Warrants and the NRA Warrants were adjusted from $12.00 to $6.00 per share. Because $6.00 represents the contractual floor exercise price and cannot be reduced further under the reset mechanism, the Company began using a Black-Scholes option pricing model as of June 30, 2026.
As of September 30, 2026, key assumptions used in the Black-Scholes model to estimate the fair value of the 2025 PIPE Warrants and NRA Warrants included a common stock price of $1.92, an exercise price of $6.00, a remaining contractual term of 4.98 years, expected volatility of 58.0%, a risk-free interest rate of 5.0%, and an expected dividend yield of 0.0%. As of December 31, 2025, key assumptions used in the Monte Carlo simulation model included a risk-free rate of 3.8% and volatility of 55.0%. Changes in the fair value were recorded under change in fair value of common stock warrants in the condensed consolidated statements of operations and comprehensive (loss) income. Due to the proximity of the Closing Date, September 24, 2025, to September 30, 2025, and the absence of significant changes in key valuation assumptions, the Company concluded there was no material change in the fair value of the 2025 PIPE Warrants and NRA Warrants during that period.
Second Lien Loans
The Company determined the fair value of the outstanding second lien loans with a principal amount of $10.0 million using a pay-off-to-maturity method. The key valuation assumptions used to determine the fair value as of September 30, 2026 and December 31, 2025 included an implied discount rate of 31.7% and 23.7%, respectively.
Fair Value Remeasurement
The following table summarizes changes in the estimated fair values of these liabilities (in thousands):

	2026 PIPE Warrants	2025 PIPE Warrants	NRA Warrants	Second Lien Loans
Balance as of December 31, 2025	$—	$110,881	$47,465	$10,872
Issuance during the period	62,326	—	—	—
Fair value remeasurement	(55,291)	(102,227)	(43,633)	1,760
Balance as of September 30, 2026	$7,035	$8,654	$3,832	$12,632

	SAFE[1]	Legacy Kodiak Redeemable Convertible Preferred Stock Warrants[1]	Second Lien Loans
Balance as of December 31, 2024	$59,301	$1,619	$—
Issuance during the period	23,660	—	43,865
Exchange of SAFE for second lien loan	(10,000)	—	10,000
Reclassification of Assumed Kodiak Warrants	—	(3,842)	—
Fair value remeasurement	190,075	7,272	23,938
Settlement via conversion or exercise	(263,036)	(5,049)	(67,380)
Balance as of September 30, 2025	$—	$—	$10,423
____________________
1 In connection with the Closing, these instruments were fully converted, exercised, or assumed and reclassified to equity (see Note 3). Accordingly, there were no outstanding balances as of September 30, 2026 and December 31, 2025.

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025

Prepaid expenses and other receivables	$4,410	$4,064
Restricted cash, current	500	—
Payroll tax credit receivable	400	400
Deferred contract costs	478	—
Total prepaid expenses and other current assets	$5,788	$4,464
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025

Equipment and hardware	$25,576	$14,708
Leasehold improvements	7,766	7,317
Vehicles	7,813	7,297
Technology infrastructure	3,240	3,195
Other	921	804
Total property and equipment	45,316	33,321
Less: accumulated depreciation	(21,197)	(17,151)
Construction in progress	8,658	10,383
Total property and equipment, net	$32,777	$26,553
Depreciation and amortization expense was $1.9 million and $4.9 million for the three and nine months ended September 30, 2026, respectively, and $0.9 million and $2.1 million for the three and nine months ended September 30, 2025, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025

Accrued bonus	$8,826	$5,349
Accrued payroll and related expenses	3,245	1,622
Other current liabilities and accrued expenses	4,948	4,203
Deferred revenue	1,080	180
Total accrued expenses and other current liabilities	$18,099	$11,354

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
Rent expense related to operating lease liabilities was $0.7 million and $2.1 million for the three and nine months ended September 30, 2026, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2025, respectively. Variable lease costs were $0.5 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively. Short-term lease expenses were $0.4 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively. Variable lease costs and short-term lease expenses were not material for the three months ended September 30, 2026 and 2025.
As of September 30, 2026, future minimum lease payments for the Company’s operating lease liabilities were as follows (in thousands):

Year Ended December 31,	Amount
2026 (remaining three months)	$762
2027	2,312
2028	839
2029	866
2030	898
Thereafter	670
Total undiscounted lease payments	6,347
Less: Imputed interest	(1,230)
Present value of lease liabilities	5,117
Less: Operating lease liabilities, current	(2,018)
Operating lease liabilities, non-current	$3,099
The following table summarizes additional information related to operating leases for the periods presented:

	September 30, 2026	December 31, 2025

Weighted-average remaining lease term	3.6 years	4.1 years
Weighted-average discount rate	12.2%	12.5%
8. Debt
Second Lien Loans
In connection with the Merger, certain second lien loans automatically converted into Kodiak common stock. The remaining $10.0 million in principal, which originated from the exchange of a SAFE from an affiliate of AACT (see Note 3), remained outstanding as of September 30, 2026, with a fair value of $12.6 million and a contractual maturity date of October 1, 2026. Subsequent to September 30, 2026, the Company entered into an amendment to the Second Lien Loan and Security Agreement, extending the contractual maturity date from October 1, 2026 to June 1, 2027 (see Note 18).
The second lien loans bear interest at an interest rate per annum equal to the prime rate plus 9.00%, subject to a minimum rate of 13.75%. Interest accrues on the first business day of each month, and is capitalized and included in the principal

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
balance due at maturity. The interest rate applicable to the second lien loans was 16.50%. The Company was in compliance with its covenants as of September 30, 2026.
2025 Credit Facility
In December 2025, the Company entered into a venture loan and security agreement (the “2025 Credit Facility”), which amended and restated its then-existing venture loan and security agreement originally executed in September 2022 (the “2022 Credit Facility”). The 2025 Credit Facility provided for secured term loans of up to an aggregate principal amount of $30.0 million, which was drawn in full upon execution. The proceeds (i) were used to repay the then-outstanding principal balance of $15.0 million and the final repayment fee of $1.2 million under the 2022 Credit Facility, and (ii) have been used for working capital and general corporate purposes. Borrowings under the 2025 Credit Facility are secured by substantially all of the assets of the Company, including the Company’s intellectual property, subject to certain customary exceptions. The 2025 Credit Facility contains customary covenants and customary events of default. The Company was in compliance with its covenants as of September 30, 2026.
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
Total debt issuance costs related to the 2025 Credit Facility of $0.8 million were recorded as a debt discount, which included $0.5 million for the fair value of 45,906 shares of common stock issued to the lender concurrently with the execution of the 2025 Credit Facility and a commitment fee of $0.3 million. The debt discount, together with the final payment fee and $0.1 million of unamortized debt issuance costs related to the 2022 Credit Facility, is recognized as interest expense using the effective interest method over the term of the loan.
2022 Equipment Facility
In July 2022, the Company entered into a financing agreement with a lender to borrow up to $10.0 million as equipment line advances (the “2022 Equipment Facility”) pursuant to which it borrowed at various dates an aggregate principal amount of $8.5 million. Borrowings under the 2022 Equipment Facility are secured by the specific assets that were financed. The 2022 Equipment Facility contains customary representations and warranties, non-financial covenants and customary events of default. The Company was in compliance with its covenants as of September 30, 2026. Borrowings under the 2022 Equipment Facility mature in March 2028 and repayments of principal and interest are due monthly commencing in the month following each draw.
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
As of September 30, 2026, and December 31, 2025, the aggregate principal amount outstanding was $0.7 million and $1.9 million, respectively. The 2022 Equipment Facility bears an annual interest rate equivalent to a five-year swap plus 3.38% or ranging from approximately 6.0% to 7.0%.
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

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
As of September 30, 2026, the Company’s future minimum principal payments under its debt arrangements are as follows (in thousands):

Year Ended December 31,	Second Lien Loans	Other Debt	Total
2026 (remaining three months)	$10,000	$163	$10,163
2027	—	524	524
2028	—	8,353	8,353
2029	—	20,000	20,000
2030	—	2,867	2,867
Total principal debt payments and final payment fee	10,000	31,907	41,907
Less: unamortized debt discount	—	(822)	(822)
Less: unamortized final payment fee	—	(1,009)	(1,009)
Less: Debt, current portion	(10,000)	(666)	(10,666)
Debt, net of current portion	$—	$29,410	$29,410

9. Commitments and Contingencies
Litigation
From time to time, the Company may become involved in various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. As of September 30, 2026, the Company was not involved in any legal actions that could have a material effect on the Company’s financial position, results of operations or liquidity.
Purchase Commitments
The Company’s contracts with vendors in the conduct of the normal course of its business are generally terminable with advance written notice and payment for any products or services received by the Company through the effective time of termination. However, the Company has entered into contracts to purchase services under which non-cancellable future minimum payments as of September 30, 2026, were as follows (in thousands):

Year ended December 31,	Amount
2026 (remaining three months)	$4,028
2027	12,058
2028	9,872
2029	5,672
Total	$31,630

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
10. Warrant Liabilities
Common Stock Warrant Liabilities
As of September 30, 2026, the Company had the following liability-classified warrants to purchase shares of its common stock outstanding (in thousands, except exercise price per share):

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
2025 PIPE Warrants and NRA Warrants
At the Closing, the Company issued 2025 PIPE Warrants and NRA Warrants to purchase shares of its common stock that were immediately exercisable upon issuance. Subsequently, on May 8, 2026, in connection with the private placement of common stock and warrants (see Note 12), the exercise prices of the 2025 PIPE Warrants and NRA Warrants were adjusted from $12.00 to $6.00 per share. As a result of the continuing down-round provisions, which may result in adjustments triggered by events that are not an input into a fair value model, the 2025 PIPE Warrants and NRA Warrants continue to be classified as liabilities, subject to remeasurement at each reporting period (see Note 5).
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
Upon the Closing, the Assumed Kodiak Warrants were remeasured and reclassified to equity as the criteria for equity classification were met (see Note 12).
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

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The valuations indicated an aggregate fair value of $315.6 million, consisting of $229.2 million for the Series A Preferred Stock and $86.4 million for the 2025 PIPE Warrants. As the aggregate fair value exceeded the $145.0 million of proceeds received, the Company recognized a total loss of $170.6 million during the third quarter of 2025.
As the Series A Preferred Stock becomes redeemable based on the passage of time as the holders may redeem at any time after the 5-year anniversary of the Closing Date, the Series A Preferred Stock was recorded in mezzanine equity in the condensed consolidated balance sheet. The Company elected to record changes in the redemption value as they occur and adjust the carrying amount equal to the redemption amount. As the carrying value of the Series A Preferred Stock of $223.2 million was greater than its redemption value (and liquidation preference) of $187.3 million as of September 30, 2026, no change in redemption value was required to be recorded for the three and nine months ended September 30, 2026.
In May 2026, in connection with the private placement of common stock and warrants (see Note 12), the conversion price of the Series A Preferred Stock was adjusted from $12.00 to $6.00 per share. The Company recognized a deemed dividend of $46.1 million representing the incremental fair value transferred to holders from the conversion price reduction. Due to the Company’s accumulated deficit, the deemed dividend was recorded within additional paid-in capital with no net impact on total stockholders’ deficit. The deemed dividend is deducted from net (loss) income to determine net loss available to common stockholders in calculating net loss per share for the nine months ended September 30, 2026 (see Note 16).
The significant rights and preferences of the Series A Preferred Stock are as follows:
Dividends
The Series A Preferred Stock accrues dividends daily at an annual rate of 9.99% when dividends are paid in additional shares of preferred stock, or 7.99% when paid in cash. Dividends compound on a semi-annual basis, payable on June 1 and December 1 each year, and accumulate whether or not declared. All dividends accrued from issuance through June 1, 2026 were paid in kind, which resulted in the value of the Series A Preferred Stock increasing from the initial value of $1,200.0 to an accrued value of $1,283.6 per share. As of September 30, 2026, dividends had accrued from June 2, 2026 through period-end but had not yet been paid or compounded.
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

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
12. Stockholders’ Deficit
2026 Private Placement
On May 7, 2026, the Company entered into subscription agreements for the 2026 PIPE Transaction with new institutional investors, existing stockholders, and a Company affiliate, Ares Management Corporation (“Ares”). On May 8, 2026, the 2026 PIPE Transaction closed, generating aggregate gross proceeds of $100.0 million (including $5.0 million from Ares) through the issuance and sale of (i) 15,384,609 shares of common stock at $6.50 per share and (ii) accompanying freestanding 2026 PIPE Warrants to purchase up to 15,384,609 shares of common stock at an exercise price of $6.00 per share (see Note 5 and Note 10).
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

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
Common stock reserved for future issuance as of September 30, 2026 was as follows (in thousands):

September 30, 2026
Earn Out Shares	55,764
Common stock warrants[1]	79,631
Outstanding stock options	47,066
Outstanding restricted stock	14,990
Shares available for issuance under equity incentive plan[2]	26,238
Cumulative redeemable convertible preferred stock[3]	31,216
Shares available for issuance under the ESPP	7,456
Total	262,361
____________________
[1] Common stock warrants include both equity-classified and liability-classified warrants (see Note 10).
[2] Includes 19,234 thousand Earn Out RSUs granted under the plan (see Note 3).
[3] Includes shares issuable for accrued dividends paid-in-kind (see Note 11).
Equity-Classified Common Stock Warrants
As of September 30, 2026, the Company had the following equity-classified common stock warrants outstanding (in thousands, except exercise price per share):

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

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
Assumed Kodiak Warrants
In connection with the Merger, each outstanding and unexercised Legacy Kodiak warrant was converted into an Assumed Kodiak Warrant. Upon the Closing Date, the Assumed Kodiak Warrants were remeasured to fair value and reclassified from liability to equity (see Note 3). The warrants met the conditions for equity classification because they are indexed to the Company’s common stock and provide for the issuance of a fixed number of shares upon exercise. The warrants do not contain any mandatory redemption features requiring settlement in cash or other assets.
13. Stock-based Compensation
The Company grants stock-based awards under the Kodiak 2025 Equity Incentive Plan (the “2025 EIP”). The Company also maintains the Legacy Kodiak 2018 Equity Incentive Plan (the “2018 Plan”), under which outstanding awards continue to vest but no further awards may be granted. As of September 30, 2026, 26,238,413 and 7,455,905 shares of the Company’s common stock were available for future issuance under the 2025 EIP and the 2025 Employee Stock Purchase Plan (the “ESPP”), respectively. The first offering period under the ESPP commenced on May 20, 2026. Stock-based compensation expense recognized under the ESPP was $0.4 million and $0.6 million for the three and nine months ended September 30, 2026, respectively.
Stock Option Activity
Stock option activity under the Company’s equity incentive plan was as follows:

	Options Outstanding
	Number of Options (in thousands)	Weighted–Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	55,438	$1.90
Granted	—	—
Exercised	(4,367)	0.61
Forfeited	(3,903)	6.17
Expired	(102)	3.61
Outstanding as of September 30, 2026	47,066	$1.66	5.8	$51,468
Exercisable as of September 30, 2026	37,042	$1.11	5.2	$44,501
The aggregate intrinsic value in the above table is calculated as the difference between the exercise price of the underlying stock options and the Company’s fair value of its common stock as of the balance sheet date.
As of September 30, 2026, total unrecognized compensation expense related to unvested options was $33.0 million, which the Company expects to recognize over an estimated weighted-average period of 2.2 years.
Restricted Stock
Restricted stock consists of restricted stock units (“RSUs”) and performance stock units (“PSUs”). RSUs vest based on continued service. PSUs vest based on the achievement of performance conditions and continued service. Upon vesting, each RSU and PSU is settled in one share of the Company’s common stock. The grant-date fair value of restricted stock is based on the closing price of the Company’s common stock on the grant date. Compensation cost for PSUs is recognized only when achievement of the performance conditions is probable. The Company reassesses probability each reporting

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
period, and any change is reflected as a cumulative adjustment to compensation cost, including reversal of previously recognized cost if achievement is no longer probable.
Activity for restricted stock, including RSUs and PSUs was as follows:

	Unvested Restricted Stock
	Number of Units (in thousands)	Weighted–Average Grant-Date Fair Value
Outstanding as of December 31, 2025	2,622	$5.91
Granted	13,718	5.82
Vested	(192)	5.97
Forfeited	(1,158)	5.73
Outstanding as of September 30, 2026	14,990	$5.84
As of September 30, 2026, the 15.0 million units outstanding included 13.3 million RSUs and 1.7 million PSUs.
As of September 30, 2026, total unrecognized compensation expense related to unvested restricted stock was $78.1 million, which the Company expects to recognize over an estimated weighted-average period of 3.5 years.
Stock-based Compensation
Total stock-based compensation recorded in the Company’s condensed consolidated statements of operations and comprehensive (loss) income was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$3,789	$2,228	$8,985	$5,148
General and administrative	4,182	2,475	10,296	3,952
Truck and freight operations	327	152	687	329
Sales and marketing	528	390	1,261	707
Total stock-based compensation	$8,826	$5,245	$21,229	$10,136
Stock-based compensation capitalized as part of property and equipment was not material for the three and nine months ended September 30, 2026 and 2025.
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
Disaggregation of Revenues
The Company’s revenues were generated from customers located in the U.S. For the three and nine months ended September 30, 2026, DaaS represented 70% and 67% of total revenues, ground autonomy solutions represented 17% and 21% of total revenues, and freight delivery represented 13% and 12% of total revenues, respectively. For the three and nine months ended September 30, 2025, DaaS represented 68% and 34% of total revenues, ground autonomy solutions represented 0% and 36% of total revenues, and freight delivery represented 32% and 29% of total revenues, respectively.

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The Company’s contracts with a duration of one year or more consisted entirely of a DaaS arrangement with a single customer as of September 30, 2026. In August 2026, our customer committed additional tractors under an agreed delivery schedule. As a result, the aggregate amount of the transaction price allocated to unsatisfied performance obligations was $88.1 million as of September 30, 2026, which is expected to be recognized ratably over the respective service periods of each underlying contract through June 2031.
Contract Balances
As of September 30, 2026 and December 31, 2025, the Company did not have any material amounts related to unbilled receivables or contract assets. The Company’s contract liabilities were $1.8 million and $0.7 million as of September 30, 2026 and December 31, 2025, respectively. Contract liabilities were included in accrued expenses and other current liabilities and other liabilities on the condensed consolidated balance sheets.
15. Income Taxes
The Company’s income tax benefit (expense) was not material for the three and nine months ended September 30, 2026 and 2025. The Company’s effective tax rate for the three and nine months ended September 30, 2026 and 2025 was approximately 0%. For the periods presented, the difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain non-deductible items, the absence of current taxable income, and the full valuation allowance on deferred tax assets.
16. Net (Loss) Income Per Common Share
The following table summarizes the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net (loss) income	$27,414	$(269,935)	$66,381	$(511,846)
Less: deemed dividend to preferred stockholders related to a conversion price adjustment	—	—	(46,052)	—
Less: cumulative dividends to preferred stockholders	(3,675)	—	(12,056)	—
Less: undistributed earnings to participating securities	(3,210)	—	(906)	—
Net (loss) income attributable to common stockholders, basic	20,529	(269,935)	7,367	(511,846)
Add: adjustment to undistributed earnings to participating securities	411	—	906	—
Less: gain on change in fair value of common stock warrants	—	—	(201,151)	—
Net (loss) income attributable to common stockholders, diluted	$20,940	$(269,935)	$(192,878)	$(511,846)
Denominator
Weighted-average common shares outstanding, basic	194,506	69,405	186,098	62,978
Effect of dilutive stock options, RSUs and ESPP	32,806	—	—	—
Effect of dilutive common stock warrants	246	—	1,987	—
Weighted-average common shares outstanding, diluted	227,558	69,405	188,085	62,978
Net (loss) income per common share, basic	$0.11	$(3.89)	$0.04	$(8.13)
Net (loss) income per common share, diluted	$0.09	$(3.89)	$(1.03)	$(8.13)

Kodiak AI, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The following potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock warrants	79,072	65,235	39,463	65,235
Redeemable convertible preferred stock	31,216	14,216	31,216	14,216
Common stock options and RSUs	18,864	55,990	62,056	55,990
ESPP	—	—	602	—
Total	129,152	135,441	133,337	135,441

The 74,998,317 shares and 6,250,000 shares of common stock equivalent subject to the remaining Earn Out Securities and Sponsor Earn Out Securities, respectively, are excluded from the anti-dilutive table above as of September 30, 2026 as the underlying shares remain contingently issuable as the triggering events have not been satisfied (see Note 3).
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
18. Subsequent Events
Amendment to Second Lien Loan
Subsequent to September 30, 2026, the Company entered into an amendment to the Second Lien Loan and Security Agreement governing its $10.0 million Second Lien Loans to extend the contractual maturity date from October 1, 2026 to June 1, 2027, modify the mandatory prepayment provisions and conversion mechanics, and make conforming changes to align certain provisions with the 2025 Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
On September 24, 2025 (the “Closing Date” or “Closing”), Kodiak Robotics, Inc. (“Legacy Kodiak”) and Ares Acquisition Corporation II (“AACT”) consummated the merger transaction (the “Merger”) and AACT changed its name to Kodiak AI, Inc. (the “Company” or “Kodiak”). As a result, the financial statements of Legacy Kodiak are now the financial statements of Kodiak.
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2026.
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
We serve customers in the long-haul trucking, industrial trucking, and defense industries. In December 2024, we launched our driverless solution, which we refer to as the Kodiak Driver. We believe the launch of the Kodiak Driver represents the first customer-owned and -operated driverless trucks in commercial service. In addition, our customers have utilized Kodiak-owned driverless trucks to deliver revenue-generating loads across the southern United States. As of September 30, 2026, Kodiak Driver-powered vehicles have logged over 58,000 Cumulative Hours of Paid Driverless Operations and have delivered over 29,000 loads. In the defense industry, we believe the Kodiak Driver can support national security initiatives and critical government applications.
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
Evolution of Business Model
Our business model has evolved and will continue to evolve in parallel with the growth of our business. Initially, our revenue was generated by transporting commercial freight using Kodiak-owned autonomous trucks and from our work with the U.S. Army. This approach allowed us to refine the Kodiak Driver, demonstrate commercial viability, grow our customer base and establish a freight network spanning approximately 27,000 miles across the southern United States and demonstrate the viability of the Kodiak Driver across multiple operating domains.
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
Commercialization
We launched our DaaS business in December 2024 with Atlas, and as of September 30, 2026, have surpassed 58,000 Cumulative Hours of Paid Driverless Operations. We anticipate scaling our deployment with Atlas over the course of 2026 and beyond. We are also exploring opportunities among additional customers that operate in remote, unstructured environments similar to the Permian Basin. Like Atlas, these customers face acute driver recruitment issues and 24/7 operational requirements, presenting attractive growth and profitability opportunities. We additionally see an opportunity to expand our work on unimproved roads internationally, in similarly well-suited markets such as Canada, Australia, and the Middle East.
We also continue to prepare our long-haul trucking and industrial trucking customers for our DaaS business model through our Partner Deployment Program (“PDP”) as we work to expand our safety case to the long-haul trucking vertical. Inclusive of both our operations with Atlas and with our over-the-road customers, as of September 30, 2026, Kodiak Driver-powered vehicles have delivered over 29,000 loads.
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
In December 2024, we commenced tracking Cumulative Hours of Paid Driverless Operations following the initial delivery of the Kodiak Driver-powered trucks to Atlas. As of September 30, 2026, we have surpassed 58,000 Cumulative Hours of Paid Driverless Operations.
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
This metric reflects commercial adoption, operational scaling and our ability to deliver autonomous vehicles capable of operating without a safety driver. As of September 30, 2026, our customers had 37 Customer-Owned Driverless Vehicles.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

GAAP loss from operations	$(50,378)	$(29,969)	$(131,907)	$(73,915)
Stock-based compensation	8,826	5,245	21,229	10,136
Non-GAAP loss from operations	$(41,552)	$(24,724)	$(110,678)	$(63,779)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

GAAP net cash used in operating activities	$(35,222)	$(33,357)	$(98,841)	$(70,216)
Purchases of property and equipment	(2,782)	(6,645)	(12,246)	(11,881)
Free cash flow	$(38,004)	$(40,002)	$(111,087)	$(82,097)

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
Other (Expenses) Income
Other (expenses) income consists primarily of (i) loss on issuance of equity instruments in connection with the Merger; (ii) changes in fair value as a result of the remeasurement of our common stock warrants, second lien loans, simple agreements for future equity (“SAFEs”), and redeemable convertible preferred stock warrant liabilities; (iii) interest income and other net, which includes income on our cash equivalents and marketable securities; and, (iv) interest expense incurred on our debt obligations.

Results of Operations
Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025
Our results of operations for the periods indicated are summarized in the table below (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues	$2,969	$770	$2,199	286%
Operating expenses:
Research and development	25,422	13,452	11,970	89%
General and administrative	14,532	9,177	5,355	58%
Truck and freight operations	11,507	6,627	4,880	74%
Sales and marketing	1,886	1,483	403	27%
Total operating expenses	53,347	30,739	22,608	74%
Loss from operations	(50,378)	(29,969)	(20,409)	(68%)
Other (expenses) income:
Interest expense	(922)	(941)	19	2%
Interest income and other, net	1,107	(3,018)	4,125	137%
Loss on issuance of equity instruments	—	(210,722)	210,722	100%
Change in fair value of common stock warrants	78,213	—	78,213	NM
Change in fair value of second lien loans	(607)	(21,784)	21,177	97%
Change in fair value of simple agreements for future equity	—	2,473	(2,473)	(100%)
Change in fair value of redeemable convertible preferred stock warrant liabilities	—	(5,974)	5,974	100%
Total other (expenses) income, net	77,791	(239,966)	317,757	132%
Net (loss) income before income taxes	$27,413	$(269,935)	$297,348	110%
NM = not meaningful
Revenues
Revenues increased by $2.2 million, or 286%, to $3.0 million for the three months ended September 30, 2026, from $0.8 million for the three months ended September 30, 2025. The increase was primarily attributed to a $1.6 million increase in DaaS revenue and $0.5 million from ground autonomy solutions.
Research and Development
Research and development expenses increased by $12.0 million, or 89%, to $25.4 million for the three months ended September 30, 2026 from $13.5 million for the three months ended September 30, 2025. The increase was primarily attributable to $6.0 million of higher headcount and related expenses to support our autonomous technology development, an increased investment of $2.9 million in software and other tools to support our artificial intelligence and machine learning initiatives, and an increased investment of $2.5 million in hardware and development related to our long-haul operations.
General and Administrative
General and administrative expenses increased by $5.4 million, or 58%, to $14.5 million for the three months ended September 30, 2026 from $9.2 million for the three months ended September 30, 2025. The increase was primarily attributable to $3.2 million of higher headcount and related expenses, as well as an increase of $1.7 million in costs incurred for legal, accounting, and other services, associated with operating as a public company.

Truck and Freight Operations
Truck and freight operations expenses increased by $4.9 million, or 74%, to $11.5 million for the three months ended September 30, 2026 from $6.6 million for the three months ended September 30, 2025. The increase was primarily attributable to an increase of $3.1 million in infrastructure costs and $2.2 million in higher headcount-related expenses, both driven by efforts to support DaaS operations and development related to our long-haul operations.
Sales and Marketing
Sales and marketing expenses increased by $0.4 million, or 27%, to $1.9 million for the three months ended September 30, 2026 from $1.5 million for the three months ended September 30, 2025. The increase was primarily attributable to $0.3 million in higher headcount-related expenses and $0.1 million in higher marketing expenses.
Other (Expenses) Income
Other (expenses) income, net increased by $317.8 million, or 132%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily driven by (i) $210.7 million in losses on equity instrument issuances that occurred in the comparative 2025 period only, (ii) $102.9 million in change in fair values or net gains on our instruments subject to remeasurement each reporting period, primarily driven by changes in our stock price assumption used in the valuations, and (iii) $4.1 million increase in interest income and other net, primarily due to $3.2 million in Merger-related transaction costs recorded in the comparative 2025 period only.
Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
Our results of operations for the periods indicated are summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues	$8,298	$2,744	$5,554	202%
Operating expenses:
Research and development	65,674	35,804	29,870	83%
General and administrative	39,391	21,463	17,928	84%
Truck and freight operations	30,461	16,102	14,359	89%
Sales and marketing	4,679	3,290	1,389	42%
Total operating expenses	140,205	76,659	63,546	83%
Loss from operations	(131,907)	(73,915)	(57,992)	(78%)
Other (expenses) income:
Interest expense	(2,727)	(3,365)	638	19%
Interest income and other, net	1,633	(2,555)	4,188	164%
Loss on issuance of equity instruments	—	(210,722)	210,722	100%
Change in fair value of common stock warrants	201,151	—	201,151	NM
Change in fair value of second lien loans	(1,760)	(23,938)	22,178	93%
Change in fair value of simple agreements for future equity	—	(190,075)	190,075	100%
Change in fair value of redeemable convertible preferred stock warrant liabilities	—	(7,272)	7,272	100%
Total other (expenses) income, net	198,297	(437,927)	636,224	145%
Net (loss) income before income taxes	$66,390	$(511,842)	$578,232	113%
NM = not meaningful

Revenues
Revenues increased by $5.6 million, or 202%, to $8.3 million for the nine months ended September 30, 2026, from $2.7 million for the nine months ended September 30, 2025. The increase was primarily attributed to a $4.6 million increase in DaaS revenue and $0.8 million from ground autonomy solutions.
Research and Development
Research and development expenses increased by $29.9 million, or 83%, to $65.7 million for the nine months ended September 30, 2026 from $35.8 million for the nine months ended September 30, 2025. The increase was primarily attributable to $16.5 million of higher headcount and related expenses to support our autonomous technology development, an increased investment of $7.6 million in software and other tools to support our artificial intelligence and machine learning initiatives, and an increased investment of $5.5 million in hardware and development related to our long-haul operations.
General and Administrative
General and administrative expenses increased by $17.9 million, or 84%, to $39.4 million for the nine months ended September 30, 2026 from $21.5 million for the nine months ended September 30, 2025. The increase was primarily attributable to $12.1 million of higher headcount and related expenses, as well as an increase of $4.7 million in costs incurred for legal, accounting, and other services, associated with operating as a public company.
Truck and Freight Operations
Truck and freight operations expenses increased by $14.4 million, or 89%, to $30.5 million for the nine months ended September 30, 2026 from $16.1 million for the nine months ended September 30, 2025. The increase was primarily attributable to an increase of $7.9 million in infrastructure costs and $6.6 million in higher headcount-related expenses, both driven by efforts to support DaaS operations and development related to our long-haul operations.
Sales and Marketing
Sales and marketing expenses increased by $1.4 million, or 42%, to $4.7 million for the nine months ended September 30, 2026 from $3.3 million for the nine months ended September 30, 2025. The increase was primarily attributable to $0.9 million of higher headcount-related expenses, as well as an increase of $0.5 million in marketing expenses.
Other (Expenses) Income
Other (expenses) income, net increased by $636.2 million, or 145%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by (i) $210.7 million in losses on equity instrument issuances that occurred in the comparative 2025 period only, (ii) $420.7 million in change in fair values or net gains on our instruments subject to remeasurement each reporting period, primarily driven by changes in our stock price assumption used in the valuations, and (iii) $4.2 million increase in interest income and other net, primarily due to $3.2 million in Merger-related transaction costs recorded in the comparative 2025 period only.
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
For the nine months ended September 30, 2026, we incurred a $131.9 million loss from operations. We expect to incur additional losses and increased expenses in future periods as we continue to scale our business, invest in research and development efforts, increase employee headcount and incur additional expenses associated with being a public company.

As of September 30, 2026, we had cash and cash equivalents and marketable securities totaling $113.6 million, and short-term debt obligations totaling $13.3 million consisting of the current portion of debt and second lien loans. We have historically funded our operations primarily through the issuance of equity and debt securities. We do not anticipate our cash and cash equivalents and marketable securities will be sufficient to meet our capital requirements for at least one year from the filing date of this Quarterly Report under our current operating plan. We expect to be able to fund our business plan into the second quarter of 2027. We expect to seek additional funding through debt or equity offerings to fund our operating plan, which may include the near-term issuance of equity and equity-linked securities or the incurrence of additional indebtedness, potentially resulting in substantial dilution or restrictive covenants. If we do not generate sufficient cash to fund our operating plan, we may also adjust our operating plan to lower our anticipated research and development initiatives, reduce our growth plans or liquidate our assets, among other things. To the extent any or all of these events were to occur, our business, operating results, financial condition and prospects may be materially and adversely affected.
As of September 30, 2026, we may receive up to $603.3 million from the full cash exercise of all of our outstanding warrants. The likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon the market price of our common stock. To the extent the market price for our common stock is less than the then-effective exercise price per share of any warrants, holders of such warrants will be unlikely to exercise such warrants.
Cash Flows
Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
Our cash flows for the periods indicated are summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(98,841)	$(70,216)
Investing activities	(23,488)	(11,881)
Financing activities	102,451	211,591
Net change in cash and cash equivalents and restricted cash	$(19,878)	$129,494
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2026 was $98.8 million and consisted of a $170.4 million change in non-cash adjustments, partially offset by net income of $66.4 million and a $5.2 million change in our operating assets and liabilities. Non-cash adjustments primarily consisted of a $201.2 million change in the fair value of common stock warrants and a $1.1 million accretion of discount on marketable securities, partially offset by $21.2 million in stock-based compensation, $4.9 million in depreciation and amortization, $2.0 million in transaction costs allocated to common stock warrants, a $1.8 million change in fair value of second lien loans, and $1.6 million in non-cash lease expense. The change in our operating assets and liabilities was primarily due to a $6.4 million net increase in our accounts payable, accrued expenses and other current liabilities, and other liabilities, as well as a $0.6 million decrease in our accounts receivable, both driven primarily by the timing of payments. These activities were partially offset by a $1.6 million decrease in operating lease liabilities.
Net cash used in operating activities for the nine months ended September 30, 2025 was $70.2 million and consisted of a net loss of $511.8 million and a $8.0 million change in our operating assets and liabilities, partially offset by $449.6 million in non-cash adjustments. Non-cash adjustments primarily consisted of an aggregate loss of $210.7 million on issuance of Series A cumulative redeemable convertible preferred stock, common stock, and common stock warrants,
$190.1 million in the change in fair value of SAFEs, $23.9 million in the change in fair value of second lien loans, $10.1 million in stock-based compensation, $7.3 million in the change in fair value of redeemable convertible preferred stock warrant liabilities, $3.2 million of transaction costs allocated to warrant liabilities, $2.1 million in depreciation and amortization, and $1.4 million in non-cash lease expense. The change in our operating assets and liabilities was primarily due to a $4.8 million decrease in our accounts payable and accrued expenses and other current liabilities due to the timing of payments and a $2.6 million increase in our prepaid expenses and other current assets primarily due to the timing of payments, and $1.4 million decrease in operating lease liabilities, partially offset by a $0.6 million decrease in accounts receivable primarily related to our contract with Atlas.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 was $23.5 million and primarily consisted of $104.2 million in purchases of marketable securities and $12.2 million in purchases of property and equipment. These activities were partially offset by $92.3 million in proceeds from maturities of marketable securities.
Net cash used in investing activities for the nine months ended September 30, 2025 was $11.9 million and related to purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was $102.5 million and consisted of $100.0 million in gross proceeds from the issuance of common stock and warrants in connection with a private placement, $7.2 million in proceeds from the exercise of common stock warrants, and $2.0 million in proceeds from the exercise of stock options, partially offset by $5.5 million in payments of offering costs in connection with the private placement and $1.2 million for the repayment of debt obligations.
Net cash provided by financing activities for the nine months ended September 30, 2025 was $211.6 million and consisted of $145.0 million in proceeds from the Series A Preferred Stock, $43.9 million in proceeds from the issuance of second lien loans, $26.2 million in proceeds from the reverse recapitalization, net of transaction costs, $23.7 million in proceeds from the issuance of SAFEs, and $1.2 million from exercise of stock options, partially offset by $16.6 million in payments for deferred offering costs and $11.8 million for the repayment of debt obligations.
Contractual Obligations and Other Commitments
Debt Agreements
2025 Second Lien Credit Facility
As of September 30, 2026, $10.0 million in principal remained outstanding under our Second Lien Loan and Security Agreement, representing a loan previously exchanged from a SAFE with an affiliate of a lender party thereto prior to the Merger. This borrowing bears interest that is capitalized and included in the principal balance due at maturity. Subsequent to September 30, 2026, we entered into an amendment to the Second Lien Loan and Security Agreement to extend the contractual maturity date from October 1, 2026 to June 1, 2027, modify the mandatory prepayment provisions and conversion mechanics, and make conforming changes to align certain provisions with the 2025 Credit Facility.
2025 Credit Facility
As of September 30, 2026, we had outstanding term loans under our venture loan and security agreement (as amended, the “2025 Credit Facility”) in an aggregate principal amount of $30.0 million. Borrowings under the 2025 Credit Facility mature in January 2030 and currently require interest-only payments through July 1, 2028, after which consecutive payments of principal and interest become due.
2022 Equipment Financing
As of September 30, 2026, we had outstanding debt under our secured equipment line (the “2022 Equipment Facility”) in an aggregate principal amount of $0.7 million, substantially all of which is due within one year. The 2022 Equipment Facility matures in March 2028.
See Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding our debt agreements.
Other Commitments
Our other cash requirements as of September 30, 2026 were related to operating leases and certain purchase commitments with our service providers.

Our operating lease arrangements are related to facilities located in Mountain View, California, as well as in Lancaster and Odessa, Texas, under non-cancellable agreements expiring at various dates through 2031. As of September 30, 2026, the total undiscounted future lease payments under our operating leases were $6.3 million, of which $2.7 million are due within one year.
We may enter into purchase commitments with our service providers. As of September 30, 2026, the total purchase commitments under such vendor agreements were $31.6 million, of which $13.6 million are due within one year.
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
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to continue to take advantage of the benefits of this extended transition period until we cease to be an emerging growth company.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, regardless of how well they were designed and are operating, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
We are currently in the process of implementing a new enterprise resource planning (“ERP”) system. During the first nine months of fiscal 2026, this implementation impacted certain processes and procedures, resulting in changes to our internal control over financial reporting. We will continue to evaluate and monitor our internal control over financial reporting as processes and procedures in the affected areas evolve as we continue the implementation of our new ERP system.
With the exception of the implementation described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) or 15d-15(f) of the Exchange Act during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.
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
•Our business and financial performance may differ materially from the operational and financial targets that we disclose, and we may not achieve those targets on the timeframe we expect, or at all.
•General business and economic conditions, and risks related to the long-haul trucking, industrial trucking, oil and gas, and defense industries ecosystems, may adversely affect our business, financial condition, and results of operations.
•Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, may cause the market price of our securities to drop significantly, even if our business is doing well.
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
Further, technological development or commercialization at scale has taken longer than initially anticipated in the AV industry. While we have successfully launched commercial operations with the Kodiak Driver in an off-highway setting, it may take us more time than anticipated to expand and complete our safety case for driverless operations for on-highway scenarios, to launch driverless trucks for long-haul highway operations, to scale across our areas of operations, or to establish and grow our existing or future customer or partner relationships. Our future business depends in large part on our ability to continue to develop and successfully commercialize the Kodiak Driver. Our ability to develop, deliver, and commercialize the Kodiak Driver at scale to support or perform autonomous and driverless operations on a variety of vehicle types and in a variety of conditions is still largely unproven. Any failure to meet our technological and commercialization objectives may adversely affect our business, financial condition, and results of operations.
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
A significant portion of our revenue has been generated from a limited number of customers, and we expect this concentration to continue in the near term. For example, for the years ended December 31, 2025, and 2024, we recognized revenue from the U.S. Army of $1.0 million and $13.3 million, respectively, representing 26% and 89% of our total revenue in those periods. While we do not currently have an effective contract with the U.S. Army, we have historically derived a significant portion of our defense revenue from contracts pursuant to programs funded by governmental agencies, such as the DoW and the U.S. Army. Government contracts, and associated revenue, particularly those with the DoW and its service branches, can be episodic in nature and difficult to predict from period to period. Further, a prolonged federal government shutdown may negatively impact the funding of, or eliminate, such programs or other programs we may otherwise be able to apply for or participate in, and shutdown and funding related delays in the contracting process may result in our incurring substantial labor or other costs without reimbursement, all of which may adversely affect our business, financial condition, and results of operations.

In 2024, we partnered with Atlas and deployed our first Kodiak Driver-powered, customer-owned trucks. In March 2025 upon the achievement of certain milestones, Atlas committed to deploying the Kodiak Driver on 100 Atlas-owned trucks, subject to the terms of the Atlas MSA. Until we have scaled our commercial operations in on-highway operations and other applications of the Kodiak Driver, we expect our contract with Atlas to account for a growing portion of our revenue as we continue to deploy additional trucks to Atlas. For example, for the three and nine months ended September 30, 2026, we recognized revenue from Atlas of $2.1 million and $5.5 million, which represented 70% and 67% of our total revenue, respectively.
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
As of September 30, 2026, Atlas is our sole customer with driverless vehicles integrated into their fleet. Until we have scaled our business, we expect the Atlas MSA to account for a significant and growing portion of our revenue. Although we anticipate that the Atlas MSA will generate revenue for us through the initial order of 100 Kodiak Driver-powered, Atlas-owned trucks and beyond, we may fail to satisfy our obligations under the Atlas MSA, Atlas may elect not to enter into additional orders for the Kodiak Driver, and we may not otherwise realize the anticipated benefits at the time or to the degree we anticipate, or at all. The loss of all or a portion of the revenue attributable to the Atlas MSA may adversely affect our business, financial condition and results of operations. Further, while Atlas is contractually obligated to deploy the Kodiak Driver on 100 Atlas-owned trucks at an agreed-upon schedule which may be adjusted by the mutual agreement of Kodiak and Atlas, Atlas is not required to license the Kodiak Driver in any additional trucks beyond this figure. Atlas may also license the Kodiak Driver slower than anticipated or seek a delay or defer delivery of Kodiak Driver-powered trucks, which may be exacerbated by the volatility and swings in productivity that have historically affected oil and gas industry participants. For example, in the third quarter of 2026 Atlas began deploying the Kodiak Driver on a new truck platform. As a result of this platform transition and associated procurement timelines, we extended the deployment schedule for Atlas’s initial 100-truck commitment into the first half of 2027. We may experience unexpected delays in connection with this platform transition in the event that our suppliers, OEMs, or other partners experience supply chain disruptions, capacity constraints, or are otherwise not able to meet agreed upon timelines. Our collaboration with third parties to provide vehicle integration services is subject to risks that are outside of our control.
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
Furthermore, any inappropriate or abusive usage of AV technology, whether actual or perceived, intended or inadvertent, and whether by us or by third parties, or flaws or deficiencies in AV technology, actual or perceived, in our solution or those of our competitors, may impair the general acceptance of autonomous technology by society, attract negative publicity and adversely affect our reputation, or violate applicable laws and regulations. Any such misuse could subject us to legal or administrative proceedings, pressures from stockholders and/or labor organizations, and other public interest groups or heightened scrutiny by regulators. Each of the foregoing events may adversely affect our business, financial condition, and results of operations.

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
We have provided, and may in the future provide, certain progress and performance metrics, including the Autonomy Readiness Measure. These metrics are subject to inherent challenges in measurement; real or perceived inaccuracies in such metrics and metric values that are below expectations could materially and adversely affect our business, prospects, financial condition and results of operations.
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
These and future changes to trade policy and tariffs could negatively impact our business. While we plan to obtain components from multiple sources whenever available and desirable, some of the components used in our hardware and technology are currently purchased from a single or limited number of suppliers. These single or limited source suppliers are located in China, the European Union and Mexico. Thus, while we will make efforts to mitigate the impacts of escalated tariffs on our supply chain, we may be unsuccessful in fully mitigating these effects, or unable to do so at reasonable cost. Recent increases in the tariffs imposed by the United States or other countries may: (i) have an uncertain effect on the manufacture of our products, including affecting the availability of our products, or of materials used in our products; (ii) affect the prices at which our products, or materials used in our products, may be obtained; (iii) result in customers delaying orders pending additional certainty in the tariff landscape; and (iv) have other effects. Should the trade relationships between the United States and its trading partners remain strained or worsen, our business, liquidity, financial condition, and results of operations may therefore be materially and adversely affected.
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
We are at risk for breaches or other cyber incidents of operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us, our customers, or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; our integrated software or artificial intelligence; and partner, customer, or driver data that we process or our third-party vendors or suppliers process on our behalf. Any such cyber incident may materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of partners, customers, employees, suppliers, drivers or others; jeopardize the security of our facilities; or affect the performance of the Kodiak Driver. A cyber incident may be caused by disasters, insiders, through inadvertence or with malicious intent, or malicious third parties using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. AI and machine learning may increase cybersecurity risks we face through, for example, being used to increase the prevalence, intensity, or impact of cyberattacks or to detect, and take advantage of, potential vulnerabilities. Although we maintain and continue to develop measures designed to protect us against security breaches and other cyber incidents, such measures require frequent updates and improvements. We cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of systems and measures designed to prevent cyber incidents requires significant management time, support and cost.
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
There may be intellectual property rights held by others, including issued or pending patents, that cover significant aspects of our technologies or business methods. We cannot assure you that we are not infringing or violating or have not infringed or violated any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. Our use of AI tools in the development of our product may introduce infringement risks that may be harder for us to detect. In addition, because patent applications can take many years to issue and are not initially published for the public to view, there may be applications now pending of which we are unaware, which may later result in issued patents that our technology may infringe. Given the highly competitive nature of the space in which we operate, we expect that in the future we may receive notices that claim we or our collaborators have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows.
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
If our technology is determined to infringe a valid and enforceable patent, or if we wish to avoid potential intellectual property litigation on any alleged infringement, misappropriation or other violation of third-party intellectual property rights, we may be required to do one or more of the following: (i) cease development, sales, provision or use of our solutions that incorporate, use, implement, or rely on the asserted intellectual property right; (ii) obtain a license from the owner of the asserted intellectual property right, which may be unavailable on commercially reasonable terms, or at all, or which may be non-exclusive, in which case our competitors and other third parties may obtain access to the same technologies licensed to us; (iii) pay substantial royalties or other damages; or (iv) redesign our technology or one or more aspects or systems of the Kodiak Driver to avoid any infringement or allegations thereof. These options may not always be commercially feasible. Additionally, in our ordinary course of business, we agree to indemnify our customers, partners and other commercial counterparties for claims of infringement of intellectual property rights arising out of their use of our technology, so we may face liability to our business partners or third parties for indemnification, the costs of defending the claim, or other remedies in the event that a claim subject to our indemnification obligation is made against them.
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
Certain of our innovations are embodied in proprietary information that may not be patentable or subject to copyright, trademark, trade dress or service mark protection.
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
Although we monitor our use of open-source software to avoid subjecting material proprietary software to unintended conditions, there is a risk that these licenses may be construed in a way that may impose unanticipated conditions or restrictions on our ability to commercialize our offerings. We may be subject to lawsuits by parties claiming ownership of what we believe to be open-source software or claiming non-compliance with the terms and conditions of an open-source license. Should that occur, we may incur significant legal costs defending ourselves against such allegations. If we were held to have breached or to have failed to fully comply with such terms and conditions, we may face infringement claims or other liability, including contractual liability, may be required to seek costly licenses from third parties to continue providing our technology, including on terms that are not economically feasible, to re-design or re-engineer our technology, or to make generally available, in source code form, our proprietary code, any of which may adversely affect our business, financial condition and operating results. We cannot guarantee that we have used open-source software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.
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
The U.S. Supreme Court has ruled on several patent cases in recent years, such as Impression Products, Inc. v. Lexmark International, Inc., Association for Molecular Pathology v. Myriad Genetics, Inc., Mayo Collaborative Services v. Prometheus Laboratories, Inc. and Alice Corporation Pty. Ltd. v. CLS Bank International, and the Court of Appeals for the Federal Circuit has ruled on cases such as Recentive Analytics, Inc. v. Fox Corp. In each case the courts have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, these rulings have created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents may change in unpredictable ways, which may weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Actions in foreign jurisdictions may create similar problems or may create divergent issues based on uncertain or different results.

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
It is also possible that future autonomous regulations are not standardized, and our technology becomes subject to differing regulations across jurisdictions (e.g., federal, state, local, and international). For example, in Europe, certain vehicle safety regulations apply to automated braking and steering systems, and certain treaties also restrict the operations of certain higher levels of automation. As of September 30, 2026, 26 U.S. states have passed legislation allowing for the deployment of driverless trucks, and most other states allow testing with a safety driver in the vehicle. Many other states are considering legislation and regulations that may adversely affect autonomous and driverless technologies. Despite advances in U.S. state legislation, there is currently no comprehensive U.S. federal framework for autonomous vehicle deployment. This regulatory patchwork, and the ongoing legislative and regulatory efforts at various jurisdictional levels, may hinder the commercial deployment of our technology and adversely affect our business prospects and financial condition.
Further, organized labor, in particular the International Brotherhood of Teamsters, has opposed driverless technology and is increasingly using its political influence to attempt to slow or stop driverless deployment. In 2026, supporters of organized labor in approximately 10 states introduced legislation that would require human drivers to be physically present in all commercial motor vehicles equipped with AV technology. These states included Alaska, Colorado, Delaware, Maryland, and Minnesota. As of September 30, 2026, no such introduced legislation has become law; however, organized labor and other opponents to driverless development may ultimately be successful and, even if unsuccessful, we may spend significant time and resources in opposition to such efforts, any of which may adversely affect our business, prospects, and results of operations.
Changes in automotive or autonomy safety regulations, enforcement of such regulations, or concerns about AV technologies that result in regulation of the AV ground transportation industry may adversely affect our business.
Government vehicle safety regulations could have a substantial impact on our business, prospects, and our future plans. Government safety regulations are subject to change based on a number of factors that are not within our control. Such factors include new scientific or technological data, adverse publicity regarding industry recalls and perceived or actual safety risks associated with autonomous ground transportation technology, crashes involving autonomous vehicles, domestic and foreign political developments or considerations, and litigation relating to autonomous vehicles. Changes in government regulations, especially in autonomous ground transportation and the ground transportation industry, may adversely affect our business. If government priorities shift and we are unable to adapt to changing regulations, our business may be adversely affected.
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
We use artificial intelligence in our operations, product development, services, and our solution, and we rely on certain third-party artificial intelligence technologies in our operations, including generative AI-based VLMs. AI technologies are subject to evolving laws, regulations, guidance, and industry standards, which may expose us to legal liability or regulatory risk, including with respect to privacy, cybersecurity, publicity, contractual, or other rights. Litigation or other proceedings may be initiated by certain individuals claiming infringement of rights such as intellectual property, privacy or personality rights with respect to data we use to train our artificial intelligence models. We have adopted a series of measures, including the implementation of policies and management systems, to mitigate such risks. However, we cannot guarantee that these measures will be effective.
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
Our solutions are subject to U.S. economic sanctions, export controls and import control laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Additionally, U.S. economic sanctions apply to activities of our personnel in the United States as well as our personnel that are U.S. persons wherever located. U.S. economic sanctions and export controls laws and regulations may prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments, and persons, as well as shipments for certain end uses (e.g., military end uses). In addition, complying with customs laws, frequently changing U.S. tariff obligations, sanctions and export controls laws and regulations for a particular geography may be time-consuming and result in the delay or loss of revenue opportunities. Exports of our products and technology, and imports of items, including components, must be made in full compliance with applicable U.S. laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees may be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines that may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.
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
We are spending significant amounts to develop our business and have estimated, inclusive of the 2026 PIPE Transaction, how much cash we will need on a quarterly basis until we need to raise additional funds or become cash flow positive, and we expect to be able to fund our business plan into the second quarter of 2027. Our estimates are based on our current operating plan and are subject to significant uncertainties and contingencies, many of which are beyond our control. Our estimates regarding our cash requirements and ability to fund our business plan through a certain period may prove inaccurate, causing the actual amount to differ from our estimates. We expect to seek additional funding through debt or equity offerings to fund our operating plan. We may also find that our business operations are more expensive than we currently anticipate or that these efforts may not result in revenues, which may further increase our cash needs and losses. If our cash expenditures are higher than expected, we may need to raise additional capital or adjust our operating plans and timelines. There can be no assurance that we will be able to raise additional capital on acceptable terms or at all.
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
Our business and financial performance may differ materially from the operational and financial targets that we disclose, and we may not achieve those targets on the timeframe we expect, or at all.
We have in the past, and may in the future, publicly disclose operational and financial targets and other forward-looking projections regarding our business, including targets relating to the number of trucks we expect to deploy, our expected annualized run-rate revenue, and the timing at which we expect to achieve free cash flow breakeven. These targets are based on numerous assumptions and estimates regarding our business, our customers, our suppliers, the autonomous trucking industry, and general economic, regulatory, and competitive conditions, many of which are inherently uncertain and outside of our control. These assumptions and estimates include, without limitation, our expectations regarding: our ability to obtain timely and full funding for our business plan on acceptable terms; our ability to materially lower the cost of our autonomous driving hardware; delivery of technology and performance improvements across expanding ODDs on increasingly shorter timeframes; our ability to secure increasing customer agreements, on pricing and economic terms similar to our existing customer contracts; the transition of our existing TaaS commercial arrangements to Daas commercial arrangements; commercial cooperation from and collaboration with suppliers, partners, OEMs and other third parties; limited regulatory constraints on our expansion plans; and our ability to realize significant operating leverage as we scale. If our assumptions and estimates prove to be inaccurate, our actual results could differ materially from these targets, and we may not achieve such targets on the timeframe we currently expect, or at all.
Factors that could cause or contribute to differences between our actual results and our disclosed targets include, but are not limited to, those described above and elsewhere in this “Risk Factors” section contained in this Quarterly Report, some or all of which are not predictable or within our control. If we fail to achieve our targets, or if we revise or withdraw them, investors’ perception of our business and prospects may be adversely affected, and the price of our securities could decline.
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
We are and will be generally subject to tax laws, regulations, and policies of several taxing jurisdictions. In addition, potential changes in tax laws, as well as other factors, may cause us to experience fluctuations in our future tax obligations and effective tax rates and otherwise adversely affect our future tax positions and/or our future tax liabilities. For example, in August of 2022, the United States enacted a 1% stock repurchase excise tax and a 15% alternative minimum tax on adjusted financial statement income as part of the Inflation Reduction Act of 2022. Additionally, the One Big Beautiful Bill Act (or “OBBB Act”), enacted on July 4, 2025, among other changes, added Section 174A to the Code, permitting the deduction of certain U.S. research and development expenditures incurred in tax years beginning on or after January 1, 2025, but expenditures attributable to research and development conducted outside the U.S. continue to be required to be capitalized and amortized over a 15-year period. We are currently evaluating the full impact of the OBBB Act on us. Further, many countries, and organizations such as the Organization for Economic Cooperation and Development (the “OECD”) have proposed implementing changes to existing tax laws. The OECD has made proposals regarding the implementation of a global minimum tax of at least 15% for multinationals with global revenue exceeding certain thresholds, known as “Pillar Two.” The OECD and participating jurisdictions have agreed to a “side-by-side” elective safe harbor that would exempt electing U.S.-parented multinational entities from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. Any of these or other developments or changes in U.S. federal, state, or international tax laws or tax rulings may adversely affect our current and future effective tax rate and our operating results.

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
We have in the past incurred and may continue to incur substantial indebtedness. Our ability to make payments on our debt obligations and to fund planned capital expenditures depends on our ability to generate cash from our future operations. To a certain extent, this is subject to financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, if we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic investments and alliances, any of which may impede the implementation of our business plans, prevent us from entering into transactions that may otherwise benefit our business and/or adversely affect our financial condition and results of operations. We may not be able to refinance our indebtedness or take such other actions, if necessary, on commercially reasonable terms, or at all.
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
Our future capital requirements will depend on many factors, including the rate of adoption of the Kodiak Driver and our DaaS model and the associated revenue growth, the expenses associated with such growth, and the timing and extent of our research and development efforts. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations may be adversely affected, and we may need to significantly modify our operational plans to continue as a going concern. We do not anticipate that our cash and cash equivalents as of September 30, 2026 will be sufficient to meet our capital requirements for at least one year under our current operating plan. We expect to be able to fund our business plan into the second quarter of 2027. See Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for additional information regarding the 2026 PIPE Transaction. We expect to seek additional funding from debt or equity offerings, which may result in substantial dilution or additional restrictive covenants. If we do not generate sufficient cash to fund our operating plan, we may also adjust our operating plan to reduce our research and development initiatives, lower our anticipated growth plans or liquidate our assets, among other things. To the extent any or all of these events were to occur, our business, operating results, financial condition and prospects may be materially and adversely affected. In conjunction with such a liquidation, the values we receive for our assets in liquidation or dissolution may be significantly lower than the values reflected in our financial statements. Our lack of cash resources and our potential inability to continue as a going concern may adversely affect our stock price and our ability to raise new capital or to enter into critical contractual relations with third parties due to concerns about our ability to meet our contractual obligations.
The financial statements contained elsewhere in this Quarterly Report do not include any adjustments that might result from our inability to continue as a going concern. Please see the section of this Quarterly Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

Risks Related to Our Securities
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
Our common stock and Public Warrants are listed on Nasdaq under the symbols “KDK” and “KDKRW,” respectively. Although we currently meet the continued listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. To continue listing our securities on Nasdaq, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50 million), a minimum market capitalization attributable to publicly held shares (generally $15 million), a minimum number of holders of our securities (generally 400 public holders), and a minimum closing bid price of $1.00 per share.
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
Any person or entity purchasing, holding or otherwise acquiring any interest in any of our securities will be deemed to have notice of and consented to the provisions of our Bylaws described in the preceding paragraph. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, stockholders or other employees, which may discourage lawsuits against us and our directors, officers, stockholders and other employees. The enforceability of similar exclusive-forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could rule that this provision in our Bylaws is inapplicable or unenforceable. If a court were to find these exclusive-forum provisions to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
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
Risks Related to Our Warrants
We may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then-outstanding Public Warrants. As a result, the exercise price of your Public Warrants could be increased, the exercise period could be shortened and the number of shares of common stock purchasable upon exercise of a Public Warrant could be decreased, all without your approval.
The Public Warrants are issued under a Warrant Agreement (the “Warrant Agreement”). The Warrant Agreement provides that the terms of the Public Warrants may be amended with the approval of the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the purchase agreement with respect to the Private Placement Warrants, 50% of the number of the then-outstanding Private Placement Warrants. Examples of such amendments could be to increase the exercise price of the Warrants, convert the Warrants into cash, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a Warrant.
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
Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the U.S. are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of the Public Warrants shall be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement. If any action, the subject matter of which is within the scope of the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the U.S. District Court for the Southern District of New York (a “foreign action”) in the name of any holder of the Public Warrants, such holder shall be deemed to have consented to: (i) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (ii) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
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
The Warrant Agreement provides that in the following circumstances holders of Public Warrants who seek to exercise their Public Warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of our common stock issuable upon exercise of the Public Warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if we have so elected and the shares of our common stock are at the time of any exercise of a Public Warrant not listed on a Stock Exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption.
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
Under our Bylaws, all shares held by the SPAC Sponsor immediately prior to the Closing and all shares of our common stock issued or issuable as consideration under the BCA to Legacy Kodiak Securityholders were subject to lockup restrictions, subject to certain customary and other exceptions, until September 24, 2026 (the “Lockup Period”). Following the expiration of the Lockup Period, the applicable stockholders are not restricted from selling shares of our common stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market have occurred and may continue to occur. As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of these shares has had and may continue to have the effect of increasing the volatility in our share price or the market price of our securities may decline if the holders of previously restricted shares sell them or are perceived by the market as intending to sell them.

Further, a significant number of shares of our common stock are subject to issuance upon exercise of our outstanding warrants, and the number of shares covered by our outstanding warrants may increase. For example, the 2026 PIPE Warrants, 2025 PIPE Warrants and NRA Warrants contain anti-dilution adjustments, including with respect to certain issuances or sales of common stock at prices less than the exercise price then in effect. In connection with the consummation of the 2026 PIPE Transaction, the exercise price of the 2025 PIPE Warrants and NRA Warrants was adjusted to $6.00 per share. If we sell any shares of common stock at a price that is less than $6.00 per share, these anti-dilution adjustments would be triggered, reducing the exercise price of these warrants to the price at which such shares are sold and, in the case of the 2026 PIPE Warrants, increasing the number of shares of common stock issuable upon their exercise. Further, future adjustments to the exercise price of our outstanding warrants may result in substantial additional dilution to existing stockholders and may depress the market price of our common stock. For example, pursuant to the Warrant Agreement, the exercise price per share of the Private Placement Warrants and the Public Warrants were adjusted from $11.50 to $9.28 after trading closed on October 20, 2025. The issuance of the shares of common stock underlying these warrants or any adjustments to the exercise price of such warrants will have a dilutive impact on other stockholders and may reduce the market price of our common stock.
In addition, each share of our Series A Preferred Stock is convertible into common stock at any time at the option of the holder at a rate equal to the accrued value, divided by the then-applicable conversion price, plus any accrued but unpaid dividends on such share. In the event we elect to pay dividends in kind, the accrued value will increase, thereby increasing the number of shares of our common stock into which each share of our Series A Preferred Stock is convertible and the related voting power of the Series A Preferred Stock, which will be dilutive to other stockholders. For example, to date, we have elected to pay all accrued dividends on the Series A Preferred Stock in kind, which resulted in the accrued value of the Series A Preferred Stock increasing from $1,200.00 to $1,283.6.
The conversion price of our Series A Preferred Stock was initially $12.00, but is subject to adjustments for stock dividends, splits, combinations and similar events and customary anti-dilution adjustments, including with respect to certain future issuances or sales of common stock at prices less than the conversion price then in effect. In connection with the consummation of the 2026 PIPE Transaction, the conversion price was adjusted to $6.00 per share. If we sell any shares of common stock at a price that is less than $6.00 per share, these anti-dilution adjustments would be triggered, reducing the conversion price of the Series A Preferred Stock to the price at which such shares are sold and increasing the number of shares of common stock issuable upon conversion.The conversion of our Series A Preferred Stock to such shares of common stock or any adjustments to the conversion price will have a dilutive impact on other stockholders and may reduce the market price of our common stock.
Additionally, we have filed a registration statement to register shares reserved for future issuance under our 2025 Plan and the ESPP. Subject to the satisfaction of applicable vesting restrictions, the shares issued thereunder will be available for immediate resale in the public market. These sales, any future sales of a substantial number of shares of our common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell shares, may reduce the market price of our common stock.

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
•    failure to achieve technical or commercial milestones within anticipated timeframes;
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
The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. If any of the analysts who cover or may in the future cover us change their recommendation regarding our shares of common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock may likely decline. If any analyst who covers or may in the future cover us were to cease coverage of us or fail to regularly publish reports on us, we may lose visibility in the financial markets, which in turn may cause our share price or trading volume to decline.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Amendment of Second Lien Credit Facility
The information set forth below is included for the purpose of providing disclosure under “Item 1.01 - Entry into a Material Definitive Agreement” of Form 8-K.
On November 4, 2026, we entered into a Fourth Amendment to the Second Lien Loan and Security Agreement to extend the contractual maturity date from October 1, 2026 to June 1, 2027, modify the mandatory prepayment provisions and conversion mechanics, and make conforming changes to align certain provisions with the 2025 Credit Facility. The foregoing description of the Fourth Amendment to the Second Lien Loan and Security Agreement is qualified in its entirety by the terms of such agreement, which is filed hereto as Exhibit 10.1 and incorporated herein by reference.
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2026, the following officer, as defined in Rule 16a-1(f), terminated and adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408:

On September 10, 2026, Surajit Datta, our Chief Financial Officer, terminated the Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 100,000 shares of our common stock previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. The trading arrangement was adopted on June 12, 2026 and was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The material terms of the trading arrangement were previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and are incorporated herein by reference. The trading plan was terminated in connection with the cancellation of Mr. Datta's outstanding option awards in exchange for a grant of restricted stock units. No shares were sold pursuant to the trading arrangement prior to its termination.
Following such termination, on September 11, 2026, Mr. Datta adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 98,181 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 15, 2027, or earlier if all transactions under the trading arrangement are completed.
During the quarter ended September 30, 2026, no other directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Item 6. Exhibits.
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
10.1
Fourth Amendment to Second Lien Loan and Security Agreement, by and among Kodiak AI, Inc., Kodiak Robotics, Inc., Ares Agent Services, L.P., and the lenders party thereto, dated as of November 4, 2026.
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

Signature	Title	Date

/s/ Don Burnette	Chief Executive Officer and Director (Principal Executive Officer)	November 6, 2026
Don Burnette

/s/ Surajit Datta	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 6, 2026
Surajit Datta